Form 10KSB
period 1995-12-31
MAXI GROUP INC
filed 1996-10-07
CIK 799511

FORM 10-KSB

               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C,  20549


   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Fiscal year ended December 31, 1995.

                               OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from ___________to ___________
Commission File No. 33-8070-LA


                             MAXI GROUP, INC.
         (Exact name of registrant as specified in its charter)


           Nevada                             87-0420448
State or other jurisdiction of             (I.R.S. Employer
incorporation or organization           Identification No.)


           737 Westholme Avenue
           Los Angeles, CA                     90024
  (Address of principal executive offices)   (Zip Code)

Registrant's  telephone number, including area code:(213)470-3650


 Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        ____       ____

      The aggregate market value of the common voting stock held by non-affiliates as of May 31, 1996: Not Determinable.

      Shares outstanding of the Registrant's common stock as of May 31, 1996: 21,925,000

The  issuer had no significant revenue for its fiscal year  ended
December 31, 1995.

                             PART I


Item 1.  Description of Business.


     (a)  General Development of Business.


      Maxi Group, Inc. (the "Registrant" or "Company"), was incorporated under the laws of the State of Nevada on June 17, 1986. The Registrant was organized to raise capital and then seek out, investigate and acquire any suitable asset, property or other business opportunity without regard to any specific business or industry.

      In connection with its corporate purposes, the Registrant effected a public offering of its $.001 par value common stock which became effective January 5, 1988, pursuant to which it sold 2,155,000 shares of common stock and raised gross proceeds of $107,750. This offering was closed on April 22, 1988. This offering was registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-18 which was filed with the Securities & Exchange Commission at the regional office in Los Angeles, California. Subsequent to the close of the offering, the Registrant has been in the process of investigating potential acquisitions, but has not made any acquisition. The Company has not yet engaged in any significant business activities.

      The Company formed a wholly-owned subsidiary, Zoe Capital Corp., a public blind pool (blank check) company, for the purpose of allowing the shareholders of the company to participate in another company which would seek a business acquisition of its
own.   This  was  intended to diversify the number  and  type  of acquisitions which can potentially benefit the shareholders of the Company. In connection with its formation, Zoe Capital Corp. issued 3,655,000 shares of common stock to the Company in exchange for $30,000. The shares were issued as units with warrants to purchase another 3,655,000 shares of common stock at $1.00 per share. The Company distributed all 3,655,000 of the Zoe units to its shareholders on a 1 for 1 basis (one Zoe unit for every one Maxi share). The shares were distributed at no cost to the individual
Maxi Group shareholders who were shareholders of record as of June 19, 1989, the Record Date.

     (b)  Financial Information about Industry Segments.

     The Registrant does not presently have separate industry segments.

     (c)  Narrative Description of the Business.

General Discussion

     The Company's business plan is to seek one or more potential business ventures, anywhere in the United States, which, in the opinion of management may warrant involvement by the Company. The Company will only acquire businesses which can generate or provide audited financial statements. This will limit the types of businesses which the Company could acquire to those firms which
have  previously had audited financial statements.   The  Company
recognizes that because of its limited financial, managerial and other resources, the number of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind
or   nature,  including,  but  not  limited  to,  finance,   high
technology,  manufacturing, natural resources, service,  research
and    development,    communications,   insurance,    brokerage,
transportation   and   others.    Management's   discretion    is
unrestricted and it may participate in any business venture whatsoever, which may meet the business objectives discussed
herein.   It is emphasized that the business objectives discussed
are extremely general and are not intended to be restrictive upon the discretion of management.

      The Company will seek one or more potential business ventures from its known sources, but will rely heavily on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations. In some instances, the Company may publish notices or advertisements seeking a potential business venture in financial or trade publications.

      The Company will not restrict its search to any specific kind of firms, but may acquire a venture in its preliminary or development stage, may participate in a business which is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desire to establish a public trading market for its common stock.

     Firms which seek the Company's participation in their operations through a reorganization, asset acquisition, or some other means may desire to do so to avoid what such firms may deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by various state laws.

     To a large extent, a decision to participate in a specific business endeavor may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the results of a specific firm to date may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors. Because the Company may participate in business endeavors with newly organized firms or with. firms which are entering a new phase of their growth, it should be emphasized that the Company will incur further risks since management in many instances will not have proved its abilities or effectiveness, the eventual market of such firm's product or services will likely not be established, and the profitability of the firm will be unproved and cannot be predicted.

      As part of the Company's investigation, officers and directors will meet personally with management and key personnel of the firm sponsoring  the  business  opportunity,  may  visit  and  inspect material
facilities,  obtain  independent  analysis  or  verification   of certain
information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources and management and technical expertise.

     Generally, the Company will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

      It is anticipated that business endeavors will be available to the Company from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other who may present unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or to otherwise compensate investment banking or other services provided by persons who are unaffiliated with the Company but who submit a potential business endeavor in which the Company participates. No such finder's or other fees will be paid to any person who is an officer, director, owner of record or to the knowledge of the Company owner beneficially, of 10% or more of the Company's issued and outstanding stock, without the approval of a majority of disinterested shareholders.

     The Company may acquire a business venture by conducting a reorganization involving the issuance of securities in the Company. Due to the requirements of certain provisions of the Internal
Revenue Code of 1954 (as amended) in order to obtain certain beneficial  tax consequences in such reorganizations, the  number of shares  held  by all of the present shareholders of  the  Company prior
to   such   transaction  or  reorganization,  including   persons purchasing
shares in this offering, may be substantially less than the total outstanding shares held by such shareholders in any reorganized entity. As noted above, such a transaction may be based upon the sole determination of management without any vote or approval by the shareholders of the Company. The result of any such reorganization could be additional dilution to the shareholders of the Company prior to such reorganization. If the Company were to issue substantial additional securities in any such reorganization, or otherwise, such issuance may have an adverse effect on any trading market which may develop in the Company's securities in the future.

      It is anticipated that the investigation of specific business endeavors and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business endeavor, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business venture, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     The Company will not participate in a business endeavor wherein it invests the proceeds of this offering in an affiliate of the Company.

     The Issuer has not yet engaged in any business activities.
The Company has no formal business plan or any particular area of business which it intends to engage.  Management of the Company will attempt to acquire on behalf of the Company assets, properties and/or ongoing businesses which it believes are potential for successful development.  This may include businesses or assets related to manufacturing, retail and wholesale sales, industrial development, and natural resource development or any other  field of
business  or  endeavor  which  Management  of  the  Company   may encounter.
Management  of  the Company have not adopted any formal  business plan or conducted any market studies with respect to any business or industry.  Management have made the decision to pursue a public offering  at  this time inasmuch as it believes that  if  it  has funds on hand it may be able to act more quickly and take advantage of business  opportunities  that may not be  able  to  be  postponed pending a public offering.  No representation is made that Management of the Company have any particular expertise in connection with the proposed activities of the Company or any particular industry or
business   field.   Management  of  the  Company  may   rely   on independent
experts or consultants in any business field in connection with their examination and investigation of potential acquisitions.

     Management of the Company presently have no specific assets, properties or business operation which it has in mind for potential acquisition nor does it have any particular areas of business or industry in which it intends to look for such business acquisitions.

Office Facilities and Employees

     The Company has no office facilities or employees.  The
Company will use the address of its President until it is able to locate and obtain suitable office facilities. It will attempt to use temporary or part time clerical and secretarial help.

Item 2.  Properties.

     The Registrant has no significant properties or assets.

Item 3.  Legal Proceedings.

     There are not currently any material pending legal proceedings, to which the registrant is a party or of which any of its property is subject and no such proceedings are known to the registrant to be threatened or contemplated by or against it.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise during the 4th quarter of the fiscal year covered by this report.

                              PART II

Item 5.   Market   for  Common  Equity  and  Related  Stockholder
          Matters.

     (a)  Market Information.

     The registrant's common stock has not been publicly traded.

     (b)  Holders.

     The approximate number of holders of the registrant's common stock as of May 31, 1996, is 15.

     (c)  Dividends.

     The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

       The Company is authorized by its certificate of incorporation to issue up to 100,000,000 shares of common stock, $.001 par value.

     All shares of stock, when issued, will be fully-paid and nonassessable. All shares are equal to each other with respect to voting, liquidation and dividend rights. Holders of shares of common stock are entitled to one vote for each share they own at any stockholders' meeting.  Holders of shares of common stock are entitled  to  receive such dividends as may be  declared  by  the Board of Directors out of funds legally available therefor, and upon
liquidation   are   entitled  to participate pro-rata in a distribution
of assets available for such a distribution to stockholders. There are no conversion, pre-emptive or other subscription rights or privileges with respect to any shares.  Reference is made to the
Company's Articles of Incorporation together with the Amendments thereto and its By-Laws as well as to the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of common stock.  The common stock of the  Company  does not have cumulative voting rights which  means that the holders of more than 50% of the shares voting for the election of directors may elect all of the directors if they choose to do
so.    In such event, the holders of the remaining shares aggregating less than 50% will not be able to elect any directors.

Item 6. Management's Discussion and Analysis or Plan of Operation. The Company was formed to effectuate a public stock offering and then to look for potential acquisitions. It has not yet made any acquisitions. The Company has no significant assets at the present time except for cash in the approximate amount of $3,000 at December 31, 1995.

      The Company's plan of operations is to actively seek a business combination with an ongoing private business enterprise, although no specific combination is presently contemplated.

Item 7.  Financial Statements.

See attached financial statements.

Item 8.   Charges  in  and  Disagreements  with  Accountants   on
          Accounting and Financial Disclosure.

      As reported in a Form 8-K dated May 3, 1994, the registrant changed auditors in May 1994. The information set forth in said Form 8-K is incorporated herein by reference. The change in auditors was brought about by the decision of prior auditors to limit or eliminate the auditing of public companies and was approved by the registrants' board of directors.

      No adverse opinion, disclaimer of opinion, qualification or
modification  as  to  uncertainty,  audit  scope  or   accounting
principles exists in any report of any prior auditors on the financial statements of the registrant.

     The registrant is not aware, and has not been advised by any former accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The registrant has not consulted its current auditors regarding either the application of accounting principles to any specified transaction or any disagreement with any former accountants.

                             PART III

Item 9.   Directors,  Executive Officers, Promoters  and  Control
          Persons;  Compliance with Section 16(a) of the Exchange
          Act.

     (a)  Identification of Directors.

      The current directors of the registrant, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified, are set forth below:

                        YEAR FIRST ELECTED
    NAME           AGE  AS DIRECTOR            POSITION
______________     ___  _________________    __________

Robert W. Mann      48   Since Inception     President and
                                             Director

Gary B. Peterson    49   Since Inception     Secretary-
                                             Treasurer and
                                             Director

     (b)  Identification of Executive Officers.

     Same as above.

     (c)  Significant Employees.

     The registrant has no significant employees other than its officers and directors.

     (d)  Family Relationships.

     None

     (e)  Business Experience.

     (1) Background

      Robert W. Mann, graduated from Harvard University in 1970. He received his MBA in finance at Northeastern University (Boston,
Mass.) in 1973, his J.D. from Southwestern University (Los Angeles) in 1977 and an LLM in taxation from New York University in 1980.
Since 1980 he has engaged in the private practice of law in Los
Angeles specializing in corporate taxation and finance.   At  the
present time Mr. Mann's principal efforts are devoted to managing his own financial affairs.

      Gary B. Peterson, is currently the chief executive officer of Data Security Coporation, a public company, and is also functioning as the Chief financial officer of Digitran Systems, Inc., a public company. From 1982 through 1995, Mr. Peterson was the managing partner in the Utah C.P.A. firm of Peterson, Siler & Stevenson. Mr. Peterson is qualified to practice as a CPA in California and Utah and is a member of the Utah Society of Certified Public Accountants and the American Institute of CPA's. Prior to starting his own practice he worked as a tax senior and manager with Price Waterhouse & Company from 1972 to 1976, Touche Ross & Company from 1976 to 1977, and
Charles Huber & Associates from 1977 to 1978. Mr. Peterson has also worked as a controller for Newbery Engineering and Construction Company from 1978 to 1982, where he was responsible for all financial matters. Mr. Peterson graduated with honors from Brigham Young University in Provo, Utah. Mr. Peterson is the
President and a Director of Data Growth, Inc., a company which effectuated a Regulation A blind pool/blank check public offering. Mr. Peterson's primary obligation will be to take potential acquisitions first to Data Growth. His principal role with Maxi Group is to handle its financial, recordkeeping and bookkeeping affairs and to review potential acquisitions from a financial point of view.

     (2) Directorships

      Except as described herein, none of the registrant's directors, nor any person nominated or chosen to become a director holds any other directorships in any other company with class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

     (f)  Involvement in Certain Legal Proceedings.

     None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type as described in Section 401(f) of Regulation
S-K.

Item 10.  Executive Compensation.

     (a)  Cash Compensation.

      During the last fiscal year, none of the registrant's officers or directors individually received any salary, wage or other compensation. During the current fiscal year the registrant has no present plans to pay compensation to officers or directors.
However, the accounting firm whose managing partner is an officer of the Company is paid professional fees for the services it renders for the Company, as disclosed in Item 13 hereof and Note 2 of the financial statements.

     (b)  Compensation Pursuant to Plans.

     There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the registrant.

     (c)  Other Compensation.

     None.

     (d)  Compensation to Directors.

     None.

Item 11.  Security Ownership of Certain Beneficial Owners &
          Management.

       The following table sets forth the beneficial stock ownership of all persons known by the registrant to own more than 5% of the outstanding common stock, and the officers and directors, both individually and as a group.

                                      Amount and
Name and Address of   Position with   Nature of         Percent
Beneficial Owner      Company         Beneficial          of
                                      Ownership          Class
___________________   ____________    ___________       ______
Robert W. Mann        President and    18,270,000 (1)
737 Westholme Ave.    Director                           83.3%
Los Angeles, CA
90024
                      Secretary-           18,750
Gary B. Peterson      Treasurer and                       --
2726 E. 2500 N.       Director
Layton, UT  84041

All officers &        2 persons        18,288,750        83.3%
directors as a
group

(1) These shares are owned by a trust, of which, Mr. Mann is the trustee.


Changes in Control.

     There are no arrangements including pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12. Certain Relationships & Related Transactions.

       The original founders of the Company originally purchased 1,500,000 shares of common stock from the Company, upon its inception, for $15,000. Certificates evidencing the common stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders of the Company.

      For the years ended December 31, 1994 and 1995, the Company paid professional fees of $4,042 and $3,927 respectively, to an accounting firm whose managing partner during 1994 and part of 1995 is also an officer of the Company.

           The Company, during 1991, issued 2,000,000 shares to the Company's President based on a subscription receivable. Effective as of June 21, 1993 those shares were returned to the Corporation for cancellation and all funds received by the

Corporation in connection therewith were deemed to be an advance by the Robert W. Mann Retirement Trust to the Corporation. Those funds and other funds advanced to the Corporation in the amount of $4,850 were used to purchase 4,850,000 shares by the Robert W. Mann Retirement Trust from the Corporation as of June 21, 1993. Also, the Corporation received $13,420 from the Robert W. Mann Retirement Trust as of June 21, 1993 and issued 13,420,000 shares of common stock to said trust. The terms of these transactions were not determined on an arms length basis.

       The Company uses the office of an officer and director of the Company on a rent-free basis and will do so until additional
facilities  are  required.   The Company  has  no  operations  or
employees and the use of the office has little or no value.

      No officer, director, promoter, or affiliate of the Issuer has or proposes to have any direct or indirect material interest by security holdings, contracts, options, or otherwise in the Issuer or any asset proposed to be acquired by the Issuer other than as described herein.

                             PART IV

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:

      1.  Audited Financial Statements are included as part of this report.

      2.  Financial Statement Schedules.

          None.

     3.  Exhibits.

     None

     Reports on Form 8-K.

      The  Company filed no reports on Form 8-K during  the  last
quarter  of  the  year  ended December 31,  1994.   However,  the
registrant filed a report dated May 3, 1994, which reported a change of auditors as of May 3, 1994.

                           SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MAXI GROUP, INC.



Date:     June 28, 1996               /s/    Robert   W.   Mann
                                   Robert W. Mann, President



Date:     June 28, 1996                /s/ Gary B. Peterson
                                   Gary B. Peterson, Secretary-
                                   Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:      June 28, 1996                /s/ Robert W. Mann
                                   Robert W. Mann, Director




Date:      June 28, 1996                /s/ Gary B. Peterson
                                   Gary B. Peterson, Director

                        MAXI GROUP, INC.
                 (A Development Stage Company)






                             INDEX


                                                        Page


Independent auditors' report                             1


Balance sheet, December 31, 1995                         2


Statement of operations for the years
ended December 31, 1995 and 1994 and
for the period from June 17, 1986
(date of inception) through December 31,
1995                                                     3


Statement of stockholders' equity for
the period from June 17, 1986 (date
of inception) through December 31,
1995                                                     4


Statement of cash flows for the years
ended December 31, 1995 and 1994 and
for the period from June 17, 1986 (date
of inception) through December 31, 1995                  6


Notes to financial statements                            7

                           TANNER+CO.
                  CERTIFIED PUBLIC ACCOUNTANTS
                  675 East 500 South, Suite 640
                   Salt Lake City, Utah 84102
                    Telephone (801) 532-7444
                       Fax  (801) 532-4911




                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Maxi Group, Inc.


      We have audited the accompanying balance sheet of Maxi Group, Inc., (a development stage company) as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the two years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxi Group, Inc., (a development stage company) as of December 31, 1995 and the results of its operations and its cash flows for the two years then ended and the cumulative amounts since inception in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ TANNER & CO.

May 8, 1996
Salt Lake City, Utah

                        MAXI GROUP, INC.
                 (A Development Stage Company)

                         Balance Sheet

                       December 31, 1995







      ASSETS

Current assets -
 cash                                              $  3,043
                                                   ________


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
 accounts payable to related party                 $  8,440

Stockholders' deficit:
 Common stock, $.001 par value;
     100,000,000 shares authorized;
     21,925,000 shares issued and
     outstanding                                     21,925
     Additional paid-in capital                      47,042
 Deficit accumulated during the
     development stage                              (74,364)
                                                    _______
          Total stockholders' deficit               (5,397)
                                                    _______
          Total liabilities and
          stockholders' deficit                    $  3,043
                                                    _______



See accompanying notes to financial statements.

                        MAXI GROUP, INC.
                 (A Development Stage Company)

                    Statement of Operations





                                                                  Cumulative
                                              Year Ended          Amounts
                                              December 31,        Since
                                           1995         1994      Inception
                                       ________      _______      _______

Revenue  -  interest  income          $     158          254        6,979
                                       ________      _______      _______
Expenses:
   Professional  fees                     3,927        6,834       52,234
   Administrative  expenses                 702          778       11,332
   Travel   expenses                          -            -       17,517
   Amortization    expense                    -            -          160
                                       ________      _______       ______
        Total   expenses                  4,629        7,612       81,243
                                       ________      _______       ______
Loss   before  income  taxes             (4,471)      (7,358)     (74,264)

Income   tax   expense                        -            -         (100)
                                       ________      _______       ______
      Net loss                          $(4,471)      (7,358)     (74,364)
                                       ________      _______       ______

       Loss  per  share                   $(.00)       (.00)         (.01)
                                       ________      _______       ______

Weighted average number of
   shares   outstanding               21,925,000   21,925,000     8,538,245
                                      __________   __________     _________



See accompanying notes to financial statements.

                            MAXI GROUP, INC.
                     (A Development Stage Company)

                   Statement of Stockholders' Equity

                 From Inception (June 17, 1986) Through
                           December 31, 1995



                                                                   Deficit
                                                         Stock     Accumulated
                          Number   Common     Additional Subscr-   During the
                          of       Stock at   Paid-In    iption    Development
                          Shares   Par Value  Capital  Receivable  Stage
                          ______   _________  _______   ________   _________
Balance, June 17, 1986         -    $     -         -         -         -

Shares issued to initial
stockholders for cash,
June, 1986 at $.005    3,000,000      3,000    12,000         -          -

Net loss for the period
ended December 31, 1986        -          -         -         -       (129)
                       _________      _____    ______     _____     _______
Balance, December 31,
1986                   3,000,000      3,000    12,000         -       (129)

Contribution of initial
stockholders' shares for
cancellation          (1,500,000)    (1,500)    1,500         -          -

Net loss for the year
ended December 31, 1987        -          -         -         -       (289)
                       __________     _____    ______      _____     ______
Balance, December 31,
1987                    1,500,000     1,500    13,500         -       (418)

Shares issued pursuant
to public offering for
cash, April, 1988, at
$.05 per share          2,155,000     2,155    63,325         -           -

Net loss for the year
ended December 31, 1988         -         -         -         -     (19,221)
                        _________     _____    ______       _____    ______
Balance, December 31,
1988                    3,655,000     3,655    76,825         -     (19,639)

Distribution of stock           -         -   (30,000)        -           -

Net loss for the year
ended December 31, 1989         -         -         -         -     (16,066)
                        _________     _____    ______       _____   _______
Balance, December 31,
1989                    3,655,000     3,655    46,825         -     (35,705)

Net loss for the year
ended December 31, 1990         -         -         -         -      (8,830)
                        _________     _____    ______       _____    ______
Balance, December 31,
1990                    3,655,000     3,655    46,825         -     (44,535)

                            MAXI GROUP, INC.
                     (A Development Stage Company)

             Statement of Stockholders' Equity - Continued



                                                                   Deficit
                                                          Stock    Accumulated
                          Number    Common     Additional Subscr-  During the
                          of        Stock at   Paid-In    iption   Development
                          Shares    Par Value  Capital   Receivable   Stage
                        _________    _______    ______   ________   ________

Shares issued in private
placement               2,000,000      2,000     8,000   (9,000)           -

Net loss for the year
ended December 31, 1991         -          -         -        -       (7,238)
                        _________    _______    ______   ______      _______
Balance, December 31,
1991                    5,655,000      5,655    54,825   (9,000)     (51,773)

Payments received on
stock subscription
receivable                      -          -         -    1,567            -

Net loss for the year
ended  December  31,  1992      -          -         -        -       (5,256)
                        _________     ______    ______   ______       ______
Balance, December 31,
1992                    5,655,000      5,655    54,825   (7,433)     (57,029)

Cancellation of
2,000,000 shares,
June, 1993             (2,000,000)    (2,000)   (5,433)       -            -

Shares issued in private
placement, June, 1993  18,270,000     18,270    (2,350)    7,433           -

Net loss for the year ended
December 31, 1993               -          -         -         -      (5,506)
                       __________     ______     ______     ______   _______
Balance, December 31,
1993                   21,925,000     21,925     47,042        -     (62,535)

Net loss for the year ended
December 31, 1994               -          -          -        -      (7,358)
                       __________     ______     ______     ______    ______
Balance, December 31,
1994                   21,925,000     21,925     47,042        -     (69,893)

Net loss for the year
ended December 31, 1995         -          -          -        -      (4,471)
                       __________    _______     ______      _____    ______
Balance, December 31,
1995                   21,925,000    $21,925     47,042        -     (74,364)
                       __________    _______     ______      _____    ______



See accompanying notes to financial statements.

                            MAXI GROUP, INC.
                     (A Development Stage Company)

                        Statement of Cash Flows





                                                                   Cumulative
                                            Year Ended             Amounts
                                           December 31,            Since
                                          1995      1994           Inception
                                         _____      _____         _________
Cash flows from operating activities:
 Net loss                                $(4,471)   (7,358)       (74,364)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Amortization   expense                    -         -            160
     Increase in accounts payable          1,088     4,042          8,440
                                          ______     _____         ______
           Net cash used in
           operating activities           (3,383)   (3,316)       (65,764)
                                          ______    ______         ______
Cash flows from investing activities:
     Organization   costs                      -          -          (160)
     Investment   in  subsidiary               -          -       (30,000)
                                          ______     ______        ______
           Net cash used in
           investing activities                -          -       (30,160)
                                          ______     ______        ______

Cash flows from financing activities:
 Proceeds from initial issuance of
        common   stock                         -         -         15,000
 Net proceeds from issuance of
        common   stock                         -         -         92,377
    Public   offering   costs                  -         -         (8,410)
                                          ______      _____        ______
           Net cash flows from
           financing activities                -         -         98,967
                                          ______      _____        ______

Net increase (decrease) in cash           (3,383)    (3,316)        3,043

Cash,   beginning  of   period             6,426      9,742             -
                                         ______       _____        ______
Cash,   end  of  period                 $  3,043      6,426         3,043
                                         ______       _____        ______

See accompanying notes to financial statements.

                            MAXI GROUP, INC.
                     (A Development Stage Company)

                     Notes to Financial Statements

                       December 31, 1995 and 1994





(1) Summary of Significant Accounting Policies

    Organization
         The Company was organized under the laws of the State of Nevada on June 17, 1986. The Company has not commenced planned principal operations. The Company proposes to seek business ventures which will allow for long-term growth.
    Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, engaged in business activities of any kind. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

    Cash and Cash Equivalents
         Cash equivalents are generally comprised of certain highly liquid investments with maturities of less than three months.

    Loss Per Share
         The computation of loss per share of common stock is based on the weighted average number of shares outstanding.

    Use of Estimates in Preparation of Financial statements
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2) Related Party Transactions

         For the years ended December 31, 1995 and 1994, the Company incurred fees of $3,927 and $4,042, respectively, to an accounting firm whose president for 1994 and part of 1995 is also an officer of the Company. At December 31, 1995 and 1994, $8,440 and $7,352, respectively, was payable to such accounting firm for professional fees.

         The Company uses the office of an officer and director of the Company on a rent-free basis and will do so until additional facilities are required.

                            MAXI GROUP, INC.
                 (A Development Stage Company)

           Notes to Financial Statements - Continued



(3) Common Stock

         The initial issuance of the Company's common stock occurred in June, 1986. During April, 1988, the Company completed the sale of 2,155,000 shares of its previously authorized but unissued common stock. This offering was registered with the Securities and Exchange Commission on Form S-18, in accordance with the Securities Act of 1933. The stock was sold at an offering price of $.05 per share. Proceeds net of offering costs amounted to $65,480. The proceeds were deposited in an interest bearing account.

         In  November,  1991,  the Company issued  an  additional
    2,000,000   shares  at  $.005  per  share  to  the  Company's
    president.  The Company received $1,000 in cash and a  $9,000 receivable due on demand for such issuance.

         During the year ended December 31, 1993, the Company received back and canceled 2,000,000 shares of common stock and the related subscription agreement with an officer of the Company. The amounts previously paid for the stock ($2,567) were applied to the purchase of 18,270,000 shares of restricted common stock during June, 1993 by the same officer.


(4) Investment in Subsidiary

         In January, 1989, the Company purchased 3,655,000 shares of Zoe Capital Corp., (subsidiary) common stock for $30,000. The shares purchased by the Company were, in turn, registered with the Securities and Exchange Commission, effective June 5, 1989, and distributed to the Company's shareholders effective June 19, 1989. Such distribution is reflected as a charge to additional paid-in capital.

                            MAXI GROUP, INC.
                 (A Development Stage Company)

           Notes to Financial Statements - Continued



(5) Supplemental Cash Flow Disclosure

         Cash paid for interest and income taxes were as follows for the years ended December 31:

                                                         Cumulative
                                                         Amounts
                                                         Since
                                                         June 17,
                                                         1986
                                                         (Date of
                                       1995       1994    Inception)
                                       _____      ____   _______
              Interest                 $   -        -         -

              Income  Taxes            $   -        -       100


(6) Income Taxes

         The difference between income taxes at statutory rates for 1995 and 1994 and the amount presented in the financial statements is the increase in the tax valuation allowance, which offsets the income tax benefit for the operating loss.

         Deferred tax assets at December 31, 1995 is as follows:

                                        1995       1994
                                       ______   _______
         Operating loss carryforwards $22,000    21,000
         Valuation allowance          (22,000)  (21,000)
                                      _______    ______
                                     $      -         -
                                      _______    ______

         The Company has net operating loss carryforwards of approximately $74,000, which begin to expire in the year 2001. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforward can be utilized.

                            MAXI GROUP, INC.
                 (A Development Stage Company)

           Notes to Financial Statements - Continued



(7) Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant losses, the excess of current liabilities over current assets, and a stockholders' deficit, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financial and/or capital. Management of the Company is currently following a plan to attempt to resolve these uncertainties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.