Form 10KSB
period 1996-12-31
MAXI GROUP INC
filed 1997-04-14
CIK 799511

FORM 10-KSB

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C,  20549


    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Fiscal year ended December 31, 1996.

                                OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from                to
                                  --------------    --------------------
Commission File No. 33-8070-LA


                             MAXI GROUP, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           Nevada                               87-0420448
------------------------------             -------------------
State or other jurisdiction of             (I.R.S. Employer
incorporation or organization              Identification No.)


           10 West 100 South, Ste 450
           Salt Lake City, Utah                    84101
  ----------------------------------------       ----------
  (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (801) 355-0252

 Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No  _____

     The aggregate market value of the common voting stock held by non-affiliates as of March 31, 1997: Not Determinable.

     Shares outstanding of the Registrant's common stock as of December 31, 1996: 23,925,000

The issuer had no significant revenue for its fiscal year ended December 31, 1996.

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

Office Facilities and Employees

     The Company has no office facilities or employees. The Company uses the business address of its Secretary, who also provides accounting services, clerical and secretarial help, for which the Company pays $100 per month.

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

Item 6 . Management's Discussion and Analysis or Plan of Operation.
       The Company was formed to effectuate a public stock offering and then to look for potential acquisitions. It has not yet made any acquisitions. The Company has no significant assets at the present time except for cash in the approximate amount of $3,000 at December 31, 1995.

     The Company's plan of operations is to actively seek a business combination with an ongoing private business enterprise, although no specific combination is presently contemplated.

Item 7.  Financial Statements.

See attached financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       During the two most recent fiscal years, there has not been any change in the principal independent accountant for the registrant, and there has been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     (a)  Identification of Directors.

     The current directors of the registrant, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified, are set forth below:

                              YEAR FIRST ELECTED
     NAME           AGE         AS DIRECTOR        POSITION
     ----           ---       ------------------   --------------------

Robert W. Mann       48        Since Inception     President and
                                                   Director

Gary B. Peterson     49        Since Inception     Secretary/
                                                   Treasurer and
                                                   Director

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

     Gary B. Peterson, is currently associated with the CPA firm of Smith & Deacon and is also functioning as the chief financial officer of Digitran Systems, Inc., a public company. During 1995 and 1996, he was the chief executive officer of Data Security Corporation, a public company. From 1982 through 1995, Mr. Peterson was the shareholder/officer in the Utah C.P.A. firm of Peterson, Siler & Stevenson. Mr. Peterson is qualified to practice as a CPA in California and Utah and is a member of the Utah Society of Certified Public Accountants and the American Institute of CPA's. Prior to starting his own practice in 1982 he worked as a tax senior and manager with Price Waterhouse & Company from 1972 to 1976, Touche Ross & Company from 1976 to 1977 and Charles Huber & Associates from 1977 to 1978. Mr. Peterson worked as a controller for Newbery Engineering and Construction Company from 1978 to 1982, where he was responsible for all of the company's financial matters.
Mr. Peterson graduated with honors from Brigham Young University in Provo,
Utah in 1972.   Mr. Peterson is the President and a Director of Capital
Growth, Inc., a company which effectuated a Regulation A blind pool/blank check public offering. Mr. Peterson's primary obligation will be to take potential acquisitions first to Capital Growth. His principal role with Maxi Group is to handle its financial, recordkeeping and bookkeeping affairs and to review potential acquisitions from a financial point of view.

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

Item 10.  Executive Compensation.

     (a)  Cash Compensation.
     Other than the $100 per month being paid to the Company's president for use of office facilities and accounting services, during the last fiscal year none of the registrant's officers or directors individually received any salary, wage or other compensation. During 1996 a total of $1,200 was paid to the Company's president pursuant to this arrangement. During the current fiscal year the registrant will continue this arrangement but has no present plans to pay any other compensation to officers or directors.

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



 Name and Address                       Amount and Nature       Percent
  of Beneficial         Position with   of Beneficial           of
     Owner              Company         Ownership               Class
-------------------------------------------------------------------------

Robert W. Mann,          President and   18,270,000 (1)         83.3%
737 Westholme Ave.       Director
Los Angeles, CA  90024

Gary B. Peterson         Secretary           18,750               --
2726 E. 2500 N.          Treasurer and
Layton, Utah  84041      Director

All officers & directors
as a group               2 persons       18,288,750             83.3%

(1)  These shares are owned by a trust, of which, Mr. Mann is the trustee.

Changes in Control.

     There are no arrangements including pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12. Certain Relationships & Related Transactions.

      For the year ended December 31, 1995, the Company incurred professional fees of $3,927 to an accounting firm whose managing partner during part of 1995 was also an officer of the Company. During 1996, the Company's debt owed for such accounting services and for similar services provided in prior years was transferred from the accounting firm to such officer. At December 31, 1996, $5,420 was owed to the officer.

     The Company, during 1996, issued 2,000,000 shares to the Company's
President for $2,000.   The Company uses the office of an officer and director
of the Company, who also provides accounting, clerical and secretarial services as needed, for $100 per month. The terms of these transactions were not determined on an arms length basis.

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

     Exhibit 27 - Financial Data Schedule

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

                                      MAXI GROUP, INC.



Date:     April 11, 1997               /s/ Robert W. Mann
      --------------------------      -------------------------------
                                      Robert W. Mann, President



Date:     April 11, 1997              /s/ Gary B. Peterson
      --------------------------      -------------------------------
                                      Gary B. Peterson, Secretary-
                                      Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:      April 11, 1997             /s/ Robert W. Mann
      --------------------------      -------------------------------
                                      Robert W. Mann, Director




Date:      April 11, 1997             /s/ Gary B. Peterson
      --------------------------      -------------------------------
                                      Gary B. Peterson, Director

                                                              MAXI GROUP, INC.
                                                 (A Development Stage Company)
                                                                         Index









                                                            Page


     Independent auditors' report                              F-1


     Balance sheet, December 31, 1996                          F-2


     Statement of operations for the years
     ended December 31, 1996 and 1995 and
     cumulative amounts since inception                        F-3


     Statement of stockholders' deficit
     from inception                                            F-4


     Statement of cash flows for the years
     ended December 31, 1996 and 1995 and
     cumulative amounts since inception                        F-6


     Notes to financial statements                             F-7

                                                  INDEPENDENT AUDITORS' REPORT





               To the Board of Directors of
               Maxi Group, Inc.


               We have audited the accompanying balance sheet of Maxi Group, Inc., (a development stage company) as of December 31, 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995 and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxi Group, Inc., (a development stage company) as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the cumulative amounts since inception in conformity with generally accepted accounting principles.

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses and has a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                      TANNER+Co.

               Salt Lake City, Utah
               February 14, 1997

                                                              MAXI GROUP, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                 Balance Sheet

                                                             December 31, 1996
            Assets

Current assets -
   cash                                                          $      2,475
                                                                 =============

            Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                                     4,220
   Accounts payable to related party                                    5,420
                                                                 -------------
            Total current liabilities                                   9,640
                                                                 -------------
Stockholders' deficit:
   Common stock, $.001 par value; 100,000,000
     shares authorized; 23,925,000 shares issued
     outstanding                                                       23,925
   Additional paid-in capital                                          47,042
   Deficit accumulated during the development stage                   (78,132)
                                                                 -------------
            Total stockholders' deficit                                (7,165)
                                                                 -------------
            Total liabilities and stockholders' deficit          $      2,475
                                                                 =============



See accompanying notes to financial statements.                           F-2

                                                              MAXI GROUP, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                       Statement of Operations

                                                      Years Ended December 31,

                                                                    Cumulative
                                                                      Amounts
                                                                       Since
                                                1996       1995      Inception
                                           -----------------------------------
Revenue - interest income                  $        90 $       158 $    7,069
                                           -----------------------------------
Expenses:
   Professional fees                             1,620       3,927     53,854
   Administrative expenses                       2,238         702     13,670
   Travel expenses                                 -           -       17,517
   Amortization expense                            -           -          160
                                           -----------------------------------
         Total expenses                          3,858       4,629     85,201
                                           -----------------------------------
Loss before income taxes                        (3,768)     (4,471)   (78,132)

Income tax expense                                 -           -          -
                                           -----------------------------------
         Net loss                          $    (3,768)$    (4,471)$  (78,132)
                                           ===================================
         Loss per share                    $      (.00)$      (.00)$     (.01)
                                           ===================================
Weighted average number of shares
 outstanding                                22,591,000  21,925,000  9,876,666
                                           ===================================

See accompanying notes to financial statements.                           F-3

                                                              MAXI GROUP, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                   Statement of Stockholders' Equity (Deficit)

                                        From Inception (June 17, 1986) Through
                                                             December 31, 1996

                                                                                     Deficit
                                               Common                              Accumulated
                                                Stock      Additional    Stock     During the
                                 Number of       at         Paid-In   Subscription Development
                                  Shares      Par Value     Capital    Receivable     Stage
                                ---------------------------------------------------------------

Balance, June 17, 1986                 -     $      -    $       -    $       -    $       -

Shares issued to initial
stockholders for cash,
June 1986, at $.005              3,000,000        3,000       12,000          -            -

Net loss for the period ended
December 31, 1986                      -            -            -            -           (129)
                                ---------------------------------------------------------------
Balance, December 31, 1986       3,000,000        3,000       12,000          -           (129)

Contribution of initial
stockholders' shares for
cancellation                    (1,500,000)      (1,500)       1,500          -            -

Net loss for the year ended
December 31, 1987                      -            -            -            -           (289)
                                ---------------------------------------------------------------
Balance, December 31, 1987       1,500,000        1,500       13,500          -           (418)

Shares issued pursuant to
public offering for cash, April
1988, at $.05 per share          2,155,000        2,155       63,325          -            -

Net loss for the year ended
December 31, 1988                      -            -            -            -        (19,221)
                                ---------------------------------------------------------------
Balance, December 31, 1988       3,655,000        3,655       76,825          -        (19,639)

Distribution of stock                  -            -        (30,000)         -            -

Net loss for the year ended
December 31, 1989                      -            -            -            -        (16,066)
                                ---------------------------------------------------------------
Balance, December 31, 1989       3,655,000        3,655       46,825          -        (35,705)

Net loss for the year ended
December 31, 1990                      -            -            -            -         (8,830)
                                ---------------------------------------------------------------
Balance, December 31, 1990       3,655,000        3,655       46,825          -        (44,535)

See accompanying notes to financial statements.                            F-4

                                                              MAXI GROUP, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                   Statement of Stockholders' Equity (Deficit)
                                                                     Continued



                                                                                     Deficit
                                               Common                              Accumulated
                                                Stock      Additional    Stock     During the
                                 Number of       at         Paid-In   Subscription Development
                                  Shares      Par Value     Capital    Receivable     Stage
                                ---------------------------------------------------------------
Shares issued in private
placement                        2,000,000        2,000        8,000       (9,000)         -

Net loss for the year ended
December 31, 1991                      -            -            -            -         (7,238)
                                ---------------------------------------------------------------
Balance, December 31, 1991       5,655,000        5,655       54,825       (9,000)     (51,773)

Payments received on stock
subscription receivable                -            -            -          1,567          -

Net loss for the year ended
December 31, 1992                      -            -            -            -         (5,256)
                                ---------------------------------------------------------------
Balance, December 31, 1992       5,655,000        5,655       54,825       (7,433)     (57,029)

Cancellation of 2,000,000
shares, June 1993               (2,000,000)      (2,000)      (5,433)         -            -

Shares issued in private
placement, June 1993            18,270,000       18,270       (2,350)       7,433          -

Net loss for the year ended
December 31, 1993                      -            -            -            -         (5,506)
                                ---------------------------------------------------------------
Balance, December 31, 1993      21,925,000       21,925       47,042          -        (62,535)

Net loss for the year ended
December 31, 1994                      -            -            -            -         (7,358)
                                ---------------------------------------------------------------
Balance, December 31, 1994      21,925,000       21,925       47,042          -        (69,893)

Net loss for the year ended
December 31, 1995                      -            -            -            -         (4,471)
                                ---------------------------------------------------------------
Balance, December 31, 1995      21,925,000       21,925       47,042          -        (71,364)

Shares issued in private
placement, August 1996           2,000,000        2,000          -            -            -

Net loss for the year ended
December 31, 1996                      -            -            -            -         (3,768)
                                ---------------------------------------------------------------
Balance, December 31, 1996      23,925,000  $    23,925  $    47,042  $       -    $   (78,132)
                                ===============================================================

See accompanying notes to financial statements.                           F-5

                                                              MAXI GROUP, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                       Statement of Cash Flows

                                                                    Cumulative
                                                                      Amounts
                                                                       Since
                                                1996       1995      Inception
                                            -----------------------------------

Cash flows from operating activities:
   Net loss                                 $   (3,768) $   (4,471) $  (78,132)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Amortization expense                         -           -           160
      Decrease in accounts payable                 -         1,088       4,220
                                            -----------------------------------
            Net cash used in
            operating activities                (3,768)     (3,383)    (73,752)
                                            -----------------------------------
Cash flows from investing activities:
   Organization costs                              -           -          (160)
   Investment in subsidiary                        -           -       (30,000)
   Increase in related party payable             1,200         -         5,420
                                            -----------------------------------
            Net cash provided by (used in)
            investing activities                 1,200         -       (24,740)
                                            -----------------------------------
Cash flows from financing activities:
   Proceeds from initial issuance of
     common stock                                  -           -        15,000
   Net proceeds from issuance of
     common stock                                2,000         -        94,377
   Public offering costs                           -           -        (8,410)
                                            -----------------------------------
            Net cash provided by
            financing activities                 2,000         -       100,967
                                            -----------------------------------
Net (decrease) increase in cash                   (568)     (3,383)      2,475

Cash, beginning of period                        3,043       6,426         -
                                            -----------------------------------
Cash, end of period                         $    2,475  $    3,043  $    2,475
                                            ===================================


See accompanying notes to financial statements.                           F-6

                                                              MAXI GROUP, INC.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements

                                                    December 31, 1996 and 1995


     1.            Summary of Significant Accounting Policies

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


     2.            Related Party Transactions

     Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the year ended December 31, 1996, the Company incurred expenses under the agreement of $1,200. At January 1, 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the Company. On January 1, 1996, the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to the accounting firm. At December 31, 1996, the Company owed $5,420 to the officer.

                                                              MAXI GROUP, INC.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                     Continued

     2.   Related Party Transactions - Continued

     During the year ended December 31, 1993, the Company issued and additional 18,270,000 shares of restricted common stock to the Company's president in exchange for $18,270. During the year ended December 31, 1996, the Company issued an additional 2,000,000 shares of restricted common stock to the Company's president for $2,000.


     3.   Common Stock

     The initial issuance of the Company's common stock occurred in June 1986. During April 1988, the Company completed the sale of 2,155,000 shares of its previously authorized but unissued common stock. This offering was registered with the Securities and Exchange Commission on Form S-18, in accordance with the Securities Act of 1933. The stock was sold at an offering price of $.05 per share. Proceeds net of offering costs amounted to $65,480. The proceeds were deposited in an interest bearing account.

     In November 1991, the Company issued 2,000,000 shares at $.005 per share to the Company's president. The Company received $1,000 in cash and $9,000 receivable due on demand for such issuance.

     During the year ended December 31, 1993, the Company received back and canceled 2,000,000 shares of common stock and the related subscription agreement with an officer of the Company. The amounts previously paid for the stock ($2,567) were applied to the purchase of 18,270,000 shares of restricted common stock during June 1993 by the same officer.

     In November 1996, the Company issued 2,000,000 shares at $.001 per share to the Company's president. The Company received $2,000 in cash for such issuance.


     4.   Investment in Subsidiary

     In January 1989, the Company purchased 3,655,000 shares of Zoe Capital Corp., (subsidiary) common stock for $30,000. The shares purchased by the Company were, in turn, registered with the Securities and Exchange Commission, effective June 5, 1989, and distributed to the Company's shareholders effective June 19, 1989. Such distribution is reflected as a charge to additional paid-in capital.

                                                              MAXI GROUP, INC.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                     Continued


     5.   Supplemental Cash Flow Disclosure

     Cash paid for interest and income taxes are as follows:

                                                         Cumulative
                                                           Amounts
                                                            Since
                                         Year Ended     June 17,  1986
                                         December 31,      (Date of
                                       1996       1995    Inception)
                                    ------------------------------------
                  Interest          $    -    $     -    $     -
                                    ====================================
                  Income taxes      $    -    $     -    $     -
                                    ====================================


     6.   Income Taxes

     The difference between income taxes at statutory rates for 1996 and 1995 and the amount presented in the financial statements is the increase in the tax valuation allowance, which offsets the income tax benefit for the operating loss.

     Deferred tax assets at December 31, 1996 are as follows:

                  Operating loss carryforward           $    27,000
                  Valuation allowance                       (27,000)
                                                        ------------
                                                        $       -
                                                        ============

     The Company has net operating loss carryforwards of approximately $78,000, which begin to expire in the year 2001. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

                                                              MAXI GROUP, INC.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                     Continued


     7.   Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant losses, the excess of current liabilities over current assets, and a stockholders' deficit, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financial and/or capital. As shown in the statement of operations, the Company reported a net loss of $3,768 for the year ended December 31, 1996, and as of December 31, 1996, has a deficit in equity of $7,165.

     Management of the Company is currently developing a plan to attempt to resolve these uncertainties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.