Form 10QSB
period 1996-03-31
MAXI GROUP INC
filed 1997-04-24
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           _____________________

                                FORM 10-QSB
                           _____________________

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                   For the quarter ended March 31, 1996

                                    OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                     Commission file number 33-8070-LA
                           _____________________


                             MAXI GROUP, INC.
        -----------------------------------------------------------
        (Name of Small Business Issuer as specified in its charter)

                 Nevada                          87-0420448
     -------------------------------         ----------------
     (State of other jurisdiction of         (I.R.S. employer
     incorporation or organization)         identification No.)


           737 Westholme Avenue, Los Angeles, California  90024
           ----------------------------------------------------
                 (Address of principal executive offices)


     Registrant's telephone no., including area code: (213) 470-3650


                                No Change
      ---------------------------------------------------------------
      Former name, former address, and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None


 Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

 Common Stock outstanding at March 31, 1996 - 21,925,000 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                             MAXI GROUP, INC.
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS
                                [Unaudited]

                                  ASSETS

                                             March 31,   December 31,
                                                1996         1995
                                            -----------  -----------
CURRENT ASSETS:
  Cash                                        $  2,668     $  3,043
                                            -----------  -----------
       Total Current Assets                      2,668        3,043
                                            -----------  -----------

OTHER ASSETS:
  Organization costs, net                            -            -
                                            -----------  -----------
                                              $  2,668     $  3,043
                                            ===========  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $  4,220     $  8,440
  Payable to officer                             4,520            -
                                            -----------  -----------
       Total Current Liabilities                 8,740        8,440
                                            -----------  -----------

STOCKHOLDERS' EQUITY:
  Common stock                                  21,925       21,925
  Capital in excess of par value                47,042       47,042
  Deficit accumulated during the
    development stage                          (75,039)     (74,364)
                                            -----------  -----------
       Total Stockholders' Equity               (6,072)      (5,397)
                                            -----------  -----------
                                              $  2,668     $  3,043
                                            ===========  ===========




              The accompanying notes are an integral part of
                        these financial statements.
   NOTE:  The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

                             MAXI GROUP, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                [Unaudited]



                                      For the Three  From Inception
                                       Months Ended   on June 17,
                                        March 31,     1986 Through
                                --------------------    March 31,
                                    1996      1995        1996
                                ----------- --------- ----------
INTEREST INCOME                     $   25    $   58    $ 7,004
                                ----------- --------- ----------

EXPENSES:
   General and administration          700       454     11,732
   Amortization                          -         -        160
   Professional fees                     -     2,494     52,534
   Travel expense                        -         -     17,517
                                ----------- --------- ----------
TOTAL EXPENSES                         700     2,948     81,943
                                ----------- --------- ----------
LOSS BEFORE INCOME TAXES              (675)   (2,890)   (74,939)

INCOME TAX EXPENSE                       -         -       (100)
                                ----------- --------- ----------
NET LOSS                              (675)   (2,890)   (75,039)
                                =========== ========= ==========
LOSS PER SHARE                     $  (.00)  $  (.00)  $   (.01)
                                =========== ========= ==========

















              The accompanying notes are an integral part of
                        these financial statements.

                             MAXI GROUP, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                [Unaudited]


                                           For the Three    From Inception
                                            Months Ended      on June 17,
                                             March 31,       1986 Through
                                      --------------------      March 31,
                                           1996        1995       1996
                                      ----------- ----------- ----------
Cash Flows to Operating
  Activities:
   Net (loss)                           $   (675)   $ (2,890)  $(75,039)
                                      ----------- ----------- ----------
   Adjustments to reconcile net
    income to net cash used by
    operating activities:
     Amortization expense                      -           -        160

     Changes in assets and liabilities:
      Accounts payable                         -       1,294      8,740
      Payable to officer                     300           -          -
                                      ----------- ----------- ----------
                                             300       1,294      8,900
                                      ----------- ----------- ----------
        Net Cash Flows to Operating
          Activities                        (375)     (1,596)   (66,139)
                                      ----------- ----------- ----------
Cash Flows to Investing Activities:
   Organization costs                          -           -       (160)
   Investment in subsidiary                    -           -    (30,000)
                                      ----------- ----------- ----------
        Net Cash Flows from (to) Financing
          Activities                           -           -    (30,160)
                                      ----------- ----------- ----------
Cash Flows from (to) Financing Activities:
   Proceeds from common stock issuance         -           -    141,237
   Stock offering costs                        -           -    (42,270)
                                      ----------- ----------- ----------
        Net Cash Flows from (to) Financing
          Activities                           -           -     98,967
                                      ----------- ----------- ----------
Net Increase (Decrease) in Cash             (375)     (1,596)     2,668

Cash at Beginning of Period                3,043       6,426          -
                                      ----------- ----------- ----------
Cash at End of Period                   $  2,668    $  4,830   $  2,668
                                      =========== =========== ==========



              The accompanying notes are an integral part of
                        these financial statements.

                             MAXI GROUP, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three months ended March 31, 1996, the Company incurred expenses under the agreement of $300. At January 1, 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to the accounting firm. At March 31, 1996, the company owed to the individual $4,520. For the three months ended March 31, 1995, the Company incurred professional fees of $2,494 to the accounting firm mentioned above and as of March 31, 1995, owed the firm $8,646.

  During the year ended December 31, 1993, the Company issued an additional 18,270,000 shares of restricted common stock to the Company's president in exchange for $18,270.


NOTE 3 - COMMON STOCK ISSUANCE

  The initial issuance of the Company's common stock occurred in June, 1986. During April, 1988, the Company completed the sale of 2,155,000 shares of its previously authorized but unissued common stock. The offering was registered with the Securities and Exchange Commission on form S-18, in accordance with the Securities Act of 1933. The stock was sold at an offering price of $.05 per share. Proceeds, net of offering costs amounted to $65,480. The proceeds were deposited in an interest bearing account.

  During the year ended December 31, 1993, the Company issued an additional 18,270,000 shares of restricted common stock to the Company's president in exchange for $18,270.



NOTE 4 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has expended all of its working capital and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result form the outcome of these uncertainties.

                             MAXI GROUP, INC.


PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Company was incorporated June 17, 1986 for the purpose of investing in any and all types of assets, properties, and businesses. The Company has completed a public stock offering with 2,155,000 shares being sold. The gross proceeds of the public offering amounted to $107,750 and offering costs of $42,270 were offset against the proceeds. The offering was registered on Form S-18 with the Securities and Exchange Commission.
  During 1993 the Company completed a private placement of 18,270,000 shares of common stock for proceeds of $18,270. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investigation of potential investments and acquisitions.

     Liquidity and Capital Resources

  At March 31, 1996 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance the Company will be successful in raising this additional capital. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

      Results of Operations

  The Company's only operation to date has been the preliminary investigation of potential acquisitions.

                             MAXI GROUP, INC.




PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

       None

ITEM 2 Changes in Securities

       None

ITEM 3 Defaults on Senior Securities

       None

ITEM 4 Submission of Matters to a Vote of Security Holders

       None

ITEM 5 Other Matters

       None

ITEM 6 Exhibits and Reports on Form 8-K

       (a) Exhibits

            Exhibit 27 - Financial Data Schedule

       (b) Reports on Form 8-K

            None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXI GROUP, INC.



     /s/ Robert W. Mann                      Date:  January 15, 1997
---------------------------                        -----------------------
Robert W. Mann
President





     /s/ Gary B. Peterson                    Date:  January 15, 1997
---------------------------                        -----------------------
Gary B. Peterson
Secretary/Treasurer