Form 10QSB
period 1996-09-30
MAXI GROUP INC
filed 1997-04-24
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           _____________________

                                FORM 10-QSB
                           _____________________

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                 For the quarter ended September 30, 1996

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

 Common Stock outstanding at September 30, 1996 - 23,925,000 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                             MAXI GROUP, INC.
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS
                                [Unaudited]

                                  ASSETS

                                           September 30, December 31,
                                                1996         1995
                                            -----------  -----------
CURRENT ASSETS:
  Cash                                        $  2,933     $  3,043
                                            -----------  -----------
       Total Current Assets                      2,933        3,043
                                            -----------  -----------

OTHER ASSETS:
  Organization costs, net                            -            -
                                            -----------  -----------
                                              $  2,933     $  3,043
                                            ===========  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $  4,220     $  8,440
  Payable to officer                             5,120            -
                                            -----------  -----------
       Total Current Liabilities                 9,340        8,440
                                            -----------  -----------

STOCKHOLDERS' EQUITY:
  Common stock                                  23,925       21,925
  Capital in excess of par value                47,042       47,042
  Deficit accumulated during the
    development stage                          (77,374)     (74,364)
                                            -----------  -----------
       Total Stockholders' Equity               (6,407)      (5,397)
                                            -----------  -----------
                                              $  2,933     $  3,043
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

                             MAXI GROUP, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                [Unaudited]



                           For the Three       For the Nine   From Inception
                           Months Ended        Months Ended    on June 17,
                           September 30,       September 30,   1986 Through
                       --------------------------------------- September 30,
                           1996      1995      1996      1995      1996
                       --------- --------- --------- --------- ----------
INTEREST INCOME         $    24   $    66   $    65   $   200   $  7,044
                       --------- --------- --------- --------- ----------

EXPENSES:
   General and
     administrative         540       233     1,875       568     13,307
   Amortization               -         -         -         -        160
   Professional fees      1,200     4,419      1200     6,143     53,434
   Travel expense             -         -         -         -     17,517
                       --------- --------- --------- --------- ----------
TOTAL EXPENSES            1,740     4,652     3,075     6,711     84,418
                       --------- --------- --------- --------- ----------

NET LOSS                 (1,716)   (4,568)   (3,010)   (6,511)   (77,374)
                       ========= ========= ========= ========= ==========


LOSS PER SHARE          $  (.00)  $  (.00)  $  (.00)  $  (.00)  $   (.01)
                       ========= ========= ========= ========= ==========
















              The accompanying notes are an integral part of
                        these financial statements.

                             MAXI GROUP, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                [Unaudited]


                                            For the Nine     From Inception
                                            Months Ended      on June 17,
                                            September 30,     1986 Through
                                      --------------------    September 30,
                                           1996        1995       1996
                                      ----------- ----------- -----------
Cash Flows to Operating Activities:
   Net (loss)                          $  (3,010)  $  (6,511)  $ (77,374)
                                      ----------- ----------- -----------
   Adjustments to reconcile net
     income to net cash used by
     operating activities:
       Amortization expense                    -           -         160

       Changes in assets and
         liabilities:
        Accounts payable                  (4,220)      3,351       4,220
        Payable to officer                 5,120           -       5,120
                                      ----------- ----------- -----------
                                             900       3,351       9,500
                                      ----------- ----------- -----------
        Net Cash Flows to Operating
          Activities                      (2,110)     (3,160)    (67,874)
                                      ----------- ----------- -----------
Cash Flows to Investing Activities:
   Organization costs                          -           -        (160)
   Investment in subsidiary                    -           -     (30,000)
                                      ----------- ----------- -----------
        Net Cash Flows from (to)
          Financing Activities                 -           -     (30,160)
                                      ----------- ----------- -----------
Cash Flows from (to) Financing
  Activities:
   Proceeds from common stock issuance     2,000           -     143,237
   Stock offering costs                        -           -     (42,270)
                                      ----------- ----------- -----------
        Net Cash Flows from (to)
          Financing Activities             2,000           -     100,967
                                      ----------- ----------- -----------
Net Increase (Decrease) in Cash             (110)     (3,160)      2,933

Cash at Beginning of Period                3,043       9,742           -
                                      ----------- ----------- -----------
Cash at End of Period                   $  2,933   $   6,582   $   2,933
                                      =========== =========== ===========


              The accompanying notes are an integral part of
                        these financial statements.

                             MAXI GROUP, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Commencing January, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three and nine month periods ended September 30, 1996, the Company incurred expenses under the agreement of $300 and $900. At January 1, 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the Company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to the accounting firm. At September 30, 1996, the company owed to the individual $5,120. For the three and nine month periods ended September 30, 1995, the Company incurred professional fees of -0- and $760 to the accounting firm mentioned above and as of September 30, 1995, owed the firm $7,655.

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

  During the year ended December 31, 1993, the Company issued an additional 18,270,000 shares of restricted common stock to the Company's president in exchange for $18,270. During the period ended September 30, 1996, the Company issued an additional 2,000,000 shares of restricted common stock to the Company's president for $2,000.

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

                             MAXI GROUP, INC.


PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Company was incorporated June 17, 1986 for the purpose of investing in any and all types of assets, properties, and businesses. The Company has completed a public stock offering with 2,155,000 shares being sold. The gross proceeds of the public offering amounted to $107,750 and offering costs of $42,270 were offset against the proceeds. The offering was registered on Form S-18 with the Securities and Exchange Commission.
During 1994 the Company completed a private placement of 18,270,000 shares of common stock for proceeds of $18,270. During the period ended September 30, 1996, the Company issued an additional 2,000,000 shares of restricted stock for $2,000. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investigation of potential investments and acquisitions.

     Liquidity and Capital Resources

  At September 30, 1996 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

MAXI GROUP, INC.



     /s/ Robert W. Mann                     Date:  January 15, 1997
-----------------------------                     ------------------------
Robert W. Mann
President





     /s/ Gary B. Peterson                   Date:  January 15, 1997
-----------------------------                     ------------------------
Gary B. Peterson
Secretary/Treasurer