Form 10QSB
period 1997-03-31
MAXI GROUP INC
filed 1998-03-19
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ---------------------
                                   FORM 10-QSB
                            ---------------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        Commission file number 33-8070-LA
                            ---------------------


                                MAXI GROUP, INC.

         (Name of Small Business Issuer as specified in its charter)

            Nevada                                    87-0420448
      (State of other jurisdiction of                 (I.R.S. employer
      incorporation or organization)               identification No.)


           737  Westholme Avenue,  Los Angeles,  California 90024
                  (Address of principal executive offices)


        Registrant's telephone no., including area code: (310) 470-3650


                                 No Change
         Former name,  former address,  and former fiscal year, if
                          changed since last report.

  Securities registered pursuant to Section 12(b) of the Exchange Act: None

  Securities registered pursuant to Section 12(g) of the Exchange Act: None



  Check  whether  the Issuer (1) has filed all  reports  required to be filed by
  Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

  Common Stock outstanding at March 31, 1997 - 25,925,000 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                                MAXI GROUP, INC.
                          [A Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                  [Unaudited]

                                     ASSETS

                                                     March 31,      December 31,
                                                       1997             1996
                                                    -----------      -----------
CURRENT ASSETS:
   Cash                                              $    4,044      $   2,475
                                                    -----------      -----------
         Total Current Assets                             4,044          2,475
                                                    -----------      -----------

OTHER ASSETS:
   Organization costs, net                                    -              -
                                                    -----------      -----------
                                                     $    4,044      $   2,475
                                                    ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $    6,270      $   4,220
   Accounts payable to a related party                    5,720          5,420
                                                    -----------      -----------
         Total Current Liabilities                       11,990          9,640
                                                    -----------      -----------

STOCKHOLDERS' EQUITY:
   Common stock                                          25,925         23,925
   Capital in excess of par value                        47,042         47,042
   Deficit accumulated during the development
    stage                                               (80,913)       (78,132)
                                                    -----------      -----------
         Total Stockholders' Deficit                     (7,946)        (7,165)
                                                    -----------      -----------
                                                     $    4,044      $   2,475
                                                    ===========      ===========



                The accompanying notes are an integral part of these financial statements.

     NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

                                MAXI GROUP, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS

                                   [Unaudited]



                                                For the Three    From Inception
                                                Months Ended       on June 17,
                                                  March 31,       1986 Through
                                         __________________________ March 31,
                                             1997        1996         1997
                                         ----------  ---------- -------------
INTEREST INCOME                             $    31     $    25      $ 7,100
                                         ----------  ----------   ----------

EXPENSES:
    General and administration                  762         700       14,432
    Amortization                                  -           -          160
    Professional fees                         2,050           -       55,904
    Travel expense                                -           -       17,517
                                         ----------  ----------   ----------
TOTAL EXPENSES                                2,812         700       88,013
                                         ----------  ----------   ----------
LOSS BEFORE INCOME TAXES                     (2,781)       (675)     (80,913)

INCOME TAX EXPENSE                                -           -            -
                                         ----------  ----------   ----------
NET LOSS                                     (2,781)       (675)     (80,913)
                                         ==========  ==========   ==========
LOSS PER SHARE                             $   (.00)   $   (.00)    $   (.01)
                                         ==========  ==========   ==========

















         The accompanying  notes  are  an  integral  part  of  these financial statements.

                                MAXI GROUP, INC.
                         [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                  [Unaudited]


                                                For the Three    From Inception
                                                Months Ended       on June 17,
                                                  March 31,       1986 Through
                                       ____________________________ March 31,
                                             1997        1996         1997
                                         ----------  ---------- -------------
Cash Flows to Operating Activities:
    Net (loss)                           $   (2,781) $     (675)  $  (80,913)
                                         ----------  ----------   ----------
    Adjustments to reconcile net income
     to net cash used by operating
     activities:
      Amortization expense                        -           -          160

      Changes in assets and liabilities:
         Accounts payable                     2,050           -        6,270
                                         ----------  ----------   ----------
                                              2,050           -        6,430
                                         ----------  ----------   ----------
           Net Cash Flows to Operating
            Activities                         (731)       (675)     (74,483)
                                         ----------  ----------   ----------
Cash Flows to Investing Activities:
    Organization costs                            -           -         (160)
    Investment in subsidiary                      -           -      (30,000)
    Increase in related party payable           300         300        5,720
                                         ----------  ----------   ----------
           Net Cash Flows from (to)
            Financing Activities                300         300      (24,440)
                                         ----------  ----------   ----------
Cash Flows from (to) Financing Activities:
    Proceeds from initial issuance of
     common stock                                 -           -       15,000
    Proceeds from common stock issuance       2,000           -       96,377
    Stock offering costs                          -           -       (8,410)
                                         ----------  ----------   ----------
           Net Cash Flows from (to)
            Financing Activities              2,000           -      102,967
                                         ----------  ----------   ----------
Net Increase (Decrease) in Cash               1,569         375        4,044

Cash at Beginning of Period                   2,475       3,043            -
                                         ----------  ----------   ----------
Cash at End of Period                    $    4,044  $    2,668   $    4,044
                                         ==========  ==========   ==========


        The accompanying  notes  are  an  integral  part  of  these financial statements.

                                MAXI GROUP, INC.
                          [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- CONDENSED FINANCIAL STATEMENTS

   The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 -- RELATED PARTY TRANSACTIONS

   Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three months ended March 31, 1997and 1996, the Company incurred expenses under the agreement of $300. At January 1, 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to the accounting firm. At March 31, 1997, the company owed to the individual $4,520.


NOTE 3 -- GOING CONCERN

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

        Liquidity and Capital Resources

   At March 31, 1997 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance the Company will be successful in raising this additional capital. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

            None

       (b) Reports on Form 8-K

            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXI GROUP, INC.



       /s/ Robert W. Mann                             Date: March 16, 1998
--------------------------------                           -------------------
Robert W. Mann
President





       /s/ Gary B. Peterson                           Date: March 16, 1998
--------------------------------                           -------------------
Gary B. Peterson
Secretary/Treasurer