Form 10QSB
period 1997-06-30
MAXI GROUP INC
filed 1998-03-19
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ---------------------
                                   FORM 10-QSB
                            ---------------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1997

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

  Common Stock outstanding at June 30, 1997 - 25,925,000 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                                MAXI GROUP, INC.
                          [A Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                                                    June 30,       December 31,
                                                      1997             1996
                                                   -----------      -----------
CURRENT ASSETS:

Cash                                                $    4,078      $   2,475
                                                   -----------      -----------
         Total Current Assets                            4,078          2,475
                                                   -----------      -----------

OTHER ASSETS:
   Organization costs, net                                   -              -
                                                   -----------      -----------
                                                    $    4,078      $   2,475
                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $    6,520      $   4,220
   Accounts payable to a related party                   6,020          5,420
                                                   -----------      -----------
         Total Current Liabilities                      12,540          9,640
                                                   -----------      -----------

STOCKHOLDERS' EQUITY:
   Common stock                                         25,925         23,925
   Capital in excess of par value                       47,042         47,042
   Deficit accumulated during the development stage    (81,429)       (78,132)
                                                   -----------      -----------
         Total Stockholders' Deficit                    (8,462)        (7,165)
                                                   -----------      -----------
                                                    $    4,078      $   2,475
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

                                MAXI GROUP, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS

                                   [Unaudited]

                                 For the Three            For the Six    From Inception
                                 Months Ended            Months Ended      on June 17,
                                   June 30,                June 30,       1986 Through
                          __________________________________________________June 30,

                               1997        1996         1997       1996       1997
                           ----------------------   --------------------  -------------
INTEREST INCOME                $   35     $   16      $    66     $   41   $   7,135
                           ----------------------   --------------------  -------------

EXPENSES:
    General and admini-
      strative                    550        635        1,313        735      14,983
    Amortization                    -          -            -          -         160
    Professional fees               -          -        2,050        600      55,904
    Travel expense                  -          -            -          -      17,517
                           ----------------------   --------------------  -------------
TOTAL EXPENSES                    550        635        3,363      1,335      88,564
                           ----------------------   --------------------  -------------

NET LOSS                         (515)      (619)      (3,297)    (1,294)    (81,429)
                           ======================   ====================  =============
LOSS PER SHARE                $  (.00)   $  (.00)    $   (.00)   $  (.00) $     (.01)
                           ======================   ====================  =============
















          The accompanying  notes  are  an  integral  part  of  these financial statements.

                                MAXI GROUP, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                   [Unaudited]


                                                 For the Six     From Inception
                                                Months Ended       on June 17,
                                                  June 30,        1986 Through
                                       ____________________________ June 30,
                                             1997        1996         1997
                                         ----------  ---------- -------------
Cash Flows to Operating Activities:
    Net (loss)                           $   (3,297) $   (1,294)  $ (81,429)
                                         ----------  ----------   ----------
    Adjustments to reconcile net income
     to net cash used by operating
     activities:
      Amortization expense                        -           -          160

      Changes in assets and liabilities:
         Accounts payable                     2,300           -        6,520
                                         ----------  ----------   ----------
                                              2,300           -        6,680
                                         ----------  ----------   ----------
           Net Cash Flows to Operating
            Activities                         (997)     (1,294)     (74,749)
                                         ----------  ----------   ----------
Cash Flows to Investing Activities:
    Organization costs                            -           -         (160)
    Investment in subsidiary                      -           -      (30,000)
    Increase in related party payable           600         600        6,020
                                         ----------  ----------   ----------
           Net Cash Flows from (to)
             Financing Activities               600         600      (24,140)
                                         ----------  ----------   ----------
Cash Flows from (to) Financing Activities:
    Proceeds from initial issuance of
     common stock                                 -           -       15,000
    Net proceeds from common stock
     issuance                                 2,000           -       96,377
    Stock offering costs                          -           -       (8,410)
                                         ----------  ----------   ----------
           Net Cash Flows from (to)
            Financing Activities              2,000           -      102,967
                                         ----------  ----------   ----------
Net Increase (Decrease) in Cash               1,603        (694)       4,078

Cash at Beginning of Period                   2,475       3,043            -
                                         ----------  ----------   ----------
Cash at End of Period                       $ 4,078     $ 2,349      $ 4,078
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

                                MAXI GROUP, INC.
                          [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- CONDENSED FINANCIAL STATEMENTS

   The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 -- RELATED PARTY TRANSACTIONS

    Commencing January, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three and six month periods ended June 30, 1997 and 1996, the Company incurred expenses under the agreement of $300 and $600. At January 1, 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the Company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to the accounting firm. At June 30, 1997, the company owed to the individual $6,020.

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

        Liquidity and Capital Resources

   At June 30, 1997 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

MAXI GROUP, INC.



       /s/ Robert W. Mann                             Date: March 16, 1998
----------------------------------                         -------------------
Robert W. Mann
President




       /s/ Gary B. Peterson                           Date: March 16, 1998
----------------------------------                         -------------------
Gary B. Peterson
Secretary/Treasurer