Form 10QSB
period 1997-09-30
MAXI GROUP INC
filed 1998-03-19
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ---------------------
                                   FORM 10-QSB
                            ---------------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1997

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



  Check  whether  the Issuer (1) has filed all  reports  required to be filed by
  Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
  ___ No ___.

  Common Stock outstanding at September 30, 1997 - 25,925,000 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                                MAXI GROUP, INC.
                          [A Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                                                  September 30,    December 31,
                                                      1997             1996
                                                   -----------      -----------
CURRENT ASSETS:
   Cash                                             $    1,794      $   2,475
                                                   -----------      -----------
         Total Current Assets                            1,794          2,475
                                                   -----------      -----------

OTHER ASSETS:
   Organization costs, net                                   -              -
                                                   -----------      -----------
                                                    $    1,794      $   2,475
                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $    4,220      $   4,220
   Accounts payable to related party                     6,320          5,420
                                                   -----------      -----------
         Total Current Liabilities                      10,540          9,640
                                                   -----------      -----------

STOCKHOLDERS' EQUITY:
   Common stock                                         25,925         23,925
   Capital in excess of par value                       47,042         47,042
   Deficit accumulated during the development stage    (81,713)       (78,132)
                                                   -----------      -----------
         Total Stockholders' Deficit                    (8,746)        (7,165)
                                                   -----------      -----------
                                                    $    1,794      $   2,475
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

                                MAXI GROUP, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS

                                   [Unaudited]

                                 For the Three           For the Nine    From Inception
                                 Months Ended            Months Ended      on June 17,
                               September  30,           September 30,    1986 Through
                          __________________________________________________September 30,

                                1997        1996         1997       1996       1997
                           ----------------------   --------------------  -------------
INTEREST INCOME                $   16    $    24     $     82    $    65   $   7,151
                           ----------------------   --------------------  -------------

EXPENSES:
    General and adminstrative      300       540        1,613      1,875      15,283
    Amortization                     -         -            -          -         160
    Professional fees                -     1,200        2,050      1,200      55,904
    Travel expense                   -         -            -          -      17,517
                           ----------------------   --------------------  -------------
                                   300     1,740        3,663      3,075      88,864
                           ----------------------   --------------------  -------------
NET LOSS                          (284)   (1,716)      (3,581)    (3,010)    (81,713)
                           ======================   ====================  =============
LOSS PER SHARE                 $  (.00)  $  (.00)    $   (.00)   $  (.00)  $    (.01)
                           ======================   ====================  =============






















          The accompanying notes are an integral part of these
                         financial statements.

                                MAXI GROUP, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                   [Unaudited]


                                                For the Nine     From Inception
                                                Months Ended       on June 17,
                                                September 30,     1986 Through
                                       ____________________________September 30,
                                             1997        1996         1997
                                         ----------  ---------- -------------
Cash Flows to Operating Activities:
    Net (loss)                           $   (3,581) $   (3,010) $   (81,713)
                                         ----------  ---------- -------------
    Adjustments to reconcile net income
     to net cash used by operating
     activities:
      Amortization expense                        -           -          160

      Changes in assets and liabilities:
         Accounts payable                         -           -        4,220
                                         ----------  ---------- -------------
                                                  -           -        4,380
                                         ----------  ---------- -------------
           Net Cash Flows to Operating
            Activities                       (3,581)     (3,010)     (77,333)
                                         ----------  ---------- -------------
Cash Flows to Investing Activities:
    Organization costs                            -           -         (160)
    Investment in subsidiary                      -           -      (30,000)
    Increase in related party payable           900         900        6,320
                                         ----------  ---------- -------------
           Net Cash Flows from (to)
             Financing Activities                 -           -      (23,840)
                                         ----------  ---------- -------------
Cash Flows from (to) Financing Activities:
    Proceeds from initial issuance of
      common stock                                -           -       15,000
    Proceeds from common stock issuance       2,000       2,000       96,377
    Stock offering costs                          -           -       (8,410)
                                         ----------  ---------- -------------
           Net Cash Flows from (to)
             Financing Activities             2,000       2,000      102,967
                                         ----------  ---------- -------------
Net Increase (Decrease) in Cash                (681)       (110)       1,794

Cash at Beginning of Period                   2,475       3,043            -
                                         ----------  ---------- -------------
Cash at End of Period                    $    1,794  $    2,933  $     1,794
                                         ==========  ========== =============


           The accompanying notes are an integral part of these
                         financial statements.

                                MAXI GROUP, INC.
                          [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- CONDENSED FINANCIAL STATEMENTS

   The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 -- RELATED PARTY TRANSACTIONS

   Commencing January, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three and nine month periods ended September 30, 1997 and 1996, the Company incurred expenses under the agreement of $300 and $900. At January 1, 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the Company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to the accounting firm. At September 30, 1997, the company owed to the individual $6,320.


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

                                MAXI GROUP, INC.


PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Company was incorporated June 17, 1986 for the purpose of investing in any and all types of assets, properties, and businesses. The Company has completed a public stock offering with 2,155,000 shares being sold. The gross proceeds of the public offering amounted to $107,750 and offering costs of $42,270 were offset against the proceeds. The offering was registered on Form S-18 with the Securities and Exchange Commission. During 1996 the Company completed a private placement of 18,270,000 shares of common stock for proceeds of $18,270. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investigation of potential investments and acquisitions.

        Liquidity and Capital Resources

   At September 30, 1997 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

MAXI GROUP, INC.



       /s/ Robert W. Mann                        Date: March 16, 1998
---------------------------------------               -------------------
Robert W. Mann
President





       /s/  Gary  B. Peterson                     Date: March 16, 1998
---------------------------------------               -------------------
Secretary/Treasurer