Form 10KSB
period 1997-12-31
MAXI GROUP INC
filed 1998-06-05
CIK 799511

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C, 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 1997.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File No. 33-8070-LA

                                MAXI GROUP, INC.
               (Exact name of Issuer as specified in its charter)

           Nevada                                                     87-0420448
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)

         10 West 100 South, Ste 450  Salt Lake City, Utah 84101
         (Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including area code: (801) 355-0252

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and none will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the common voting stock held by non-affiliates as of March 31, 1998: Not Determinable.

Shares outstanding of the Issuer's common stock as of December 31, 1997: 25,925,000

The issuer had no significant revenue for its fiscal year ended December 31, 1997.

                                     PART I

Item 1.  Description of Business.

         (a)  General Development of Business.

         Maxi Group, Inc. (the "Issuer" or "Company"), was incorporated under the laws of the State of Nevada on June 17, 1986. The Issuer was organized to raise capital and then seek out, investigate and acquire any suitable asset, property or other business opportunity without regard to any specific business or industry.

         In connection with its corporate purposes, the Issuer effected a public offering of its $.001 par value common stock which became effective January 5, 1988, pursuant to which it sold 2,155,000 shares of common stock and raised gross proceeds of $107,750. This offering was closed on April 22, 1988. This offering was registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-18 which was filed with the Securities & Exchange Commission at the regional office in Los Angeles, California. Subsequent to the close of the offering, the Issuer has been in the process of investigating potential acquisitions, but has not made any acquisition. The Company has not yet engaged in any significant business activities.

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

         The Issuer does not presently have separate industry segments.

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

         To a large extent, a decision to participate in a specific business endeavor may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the results of a specific firm to date may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors. Because the Company may participate in business endeavors with newly organized firms or with firms which are entering a new phase of their growth, it should be emphasized that the Company will incur further risks since management in many instances will not have proved its abilities or effectiveness, the eventual market of such firm's product or services will likely not be established, and the profitability of the firm will be unproved and cannot be predicted.

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

         The Issuer has not yet engaged in any business activities. The Company has no formal business plan or any particular area of business in which it intends to engage. Management of the Company will attempt to acquire on behalf of the Company assets, properties and/or ongoing businesses which it believes are potential for successful development. This may include businesses or assets related to manufacturing, retail and wholesale sales, industrial development, and natural resource development or any other field of business or endeavor which Management of the Company may encounter. Management of the Company have not adopted any formal business plan or conducted any market studies with respect to any business or industry. No representation is made that Management of the Company have any particular expertise in connection with the proposed activities of the Company or any particular industry or business field. Management of the Company may rely on independent experts or consultants in any business field in connection with their examination and investigation of potential acquisitions.

         Management of the Company presently have no specific assets, properties or business operation which it has in mind for potential acquisition nor does it have any particular areas of business or industry in which it intends to look for such business acquisitions.

Item 2.  Properties.

         The Issuer has no significant properties or assets. The Company has no office facilities or employees. The Company uses the business address of its Secretary, who also provides accounting services, clerical and secretarial help, for which the Company accrues $100 per month.

Item 3.  Legal Proceedings.

         There are not currently any material pending legal proceedings, to which the Issuer is a party or of which any of its property is subject and no such proceedings are known to the Issuer to be threatened or contemplated by or against it.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise during the 4th quarter of the fiscal year covered by this report.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

         (a)  Market Information.

         The Issuer's common stock has not been publicly traded.

         (b)  Holders.

     The approximate number of holders of the Issuer's common stock as of May 6, 1997, is 15.

     (c)  Dividends.

     The Issuer has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

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

Item 6 . Management's Discussion and Analysis or Plan of Operation.

         The Company was formed to effectuate a public stock offering and then to look for potential acquisitions. It has not yet made any acquisitions. The Company has no significant assets.

         The Company's plan of operations is to actively seek a business combination with an ongoing private business enterprise, although no specific combination is presently contemplated.

Item 7.  Financial Statements.

         See attached financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         During the two most recent fiscal years, there has not been any change in the principal independent accountant for the Issuer, and there has been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         (a)  Identification of Directors.

         The current directors of the Issuer, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified, are set forth below:

                              YEAR FIRST ELECTED
    NAME          AGE             AS DIRECTOR                    POSITION

Robert W. Mann     49           Since Inception               President and
                                                                 Director

Gary B. Peterson   50           Since Inception                 Secretary-
                                                              Treasurer and
                                                                 Director


         (b)  Identification of Executive Officers.

         Same as above.

         (c)  Significant Employees.

         The Issuer has no significant employees other than its officers and directors.

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

     Gary B. Peterson, is currently associated with the CPA firm of Smith, Peterson & Associates, LLC and was previously the chief financial officer of Digitran Systems, Inc., a public company. During 1995 and 1996, he was the chief executive officer of Data Security Corporation, a public company. From 1982 through 1995, Mr. Peterson was the shareholder/officer in the Utah C.P.A. firm of Peterson, Siler & Stevenson. Mr. Peterson is qualified to practice as a CPA in California and Utah and is a member of the Utah Society of Certified Public Accountants and the American Institute of CPA's. Prior to starting his own practice in 1982 he worked as a tax senior and manager with Price Waterhouse & Company from 1972 to 1976, Touche Ross & Company from 1976 to 1977 and Charles Huber &

Associates from 1977 to 1978. Mr. Peterson worked as a controller for Newbery Engineering and Construction Company from 1978 to 1982, where he was responsible for all of the company's financial matters. Mr. Peterson graduated with honors from Brigham Young
University in Provo, Utah in 1972.   Mr. Peterson is the President
and a Director of Capital Growth, Inc., a company which effectuated a Regulation A blind pool/blank check public offering. Mr. Peterson's primary obligation will be to take potential acquisitions first to Capital Growth. His principal role with Maxi Group is to handle its financial, recordkeeping and bookkeeping affairs and to review potential acquisitions from a financial point of view.

     (2) Directorships

     Except as described herein, none of the Issuer's directors, nor any person nominated or chosen to become a director holds any other directorships in any other company with class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

     (f)  Involvement in Certain Legal Proceedings.

     None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type as described in Section 401(f) of Regulation S-K.

Item 10.  Executive Compensation.

         (a)  Cash Compensation.
     Other than the $100 per month being accrued for the Company's president for use of office facilities and accounting services, during the last fiscal year none of the Issuer's officers or directors individually received any salary, wage or other compensation. During 1997 a total of $1,200 was accrued for the Company's president pursuant to this arrangement. During the current fiscal year the Issuer will continue this arrangement but has no present plans to pay any other compensation to officers or directors.

         (b)  Compensation Pursuant to Plans.

     There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the Issuer.

     (c)  Other Compensation.

     None.

     (d)  Compensation to Directors.

         None.

Item 11.  Security Ownership of Certain Beneficial Owners &
          Management.

     The following table sets forth the beneficial stock ownership of all persons known by the Issuer to own more than 5% of the outstanding common stock, and the officers and directors, both individually and as a group.

Name and Address of     Position with    Amount and Nature of     % of
Beneficial Owner           Company        Beneficial Ownership   Class
---------------------   --------------   ---------------------   ------
Robert W. Mann          President and        23,976,000 (1)        93%
737 Westholme Ave         Director
Los Angeles, CA 90024

Gary B. Peterson         Secretary-           18,750               --
2726 E. 2500 N.        Treasurer and
Layton, UT 84041         Director

All officers &
directors as a
group                   2 persons            23,994,750            93%


(1) Includes all shares beneficially owned, regardless of the form of ownership.

Changes in Control.

     There are no arrangements including pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12. Certain Relationships & Related Transactions.

         During 1997, the Company issued 2,000,000 shares to the Company's President for $2,000. The Company uses the office of an officer and director of the Company, who also provides accounting, clerical and secretarial services as needed, for $100 per month. The terms of these transactions were not determined on an arms length basis.

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

         2.  Financial Statement Schedules.

         None.

         3.  Exhibits.

         None

         Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Issuer has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MAXI GROUP, INC.



Date:     May  22 , 1998                              /s/ Robert W. Mann
      -------------------                            -------------------
                                                     Robert W. Mann, President



Date:     May  22 , 1998                              /s/ Gary B. Peterson
      -------------------                            ---------------------
                                                    Gary B. Peterson, Secretary-
                                                    Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



Date:      May 22 , 1998                              /s/ Robert W. Mann
      -------------------                            -------------------
                                                     Robert W. Mann, Director




Date:      May 22 , 1998                              /s/ Gary B. Peterson
      -------------------                            ---------------------
                                                     Gary B. Peterson, Director

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                                           Index
--------------------------------------------------------------------------------









                                                                            Page


Independent auditors' report                                                 F-1


Balance sheet, December 31, 1997 and 1996                                    F-2


Statement of operations for the years
ended December 31, 1997 and 1996 and
cumulative amounts since inception                                           F-3


Statement of stockholders' deficit
from inception                                                               F-4


Statement of cash flows for the years
ended December 31, 1997 and 1996 and
cumulative amounts since inception                                           F-6


Notes to financial statements                                                F-7


--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors of
Maxi Group, Inc.


We have audited the accompanying balance sheet of Maxi Group, Inc., (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxi Group, Inc., (a development stage company) as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TANNER+Co.

Salt Lake City, Utah
March 13, 1998


                                                                                        MAXI GROUP, INC.
                                                                           (A Development Stage Company)
                                                                                           Balance Sheet

                                                                                            December 31,
--------------------------------------------------------------------------------------------------------








              Assets                                                         1997              1996
              ------
                                                                       ---------------------------------

Current assets -
     cash                                                              $         1,810 $           2,475
                                                                       ---------------------------------

--------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                  $         4,970 $           4,220
     Payable to related party                                                    6,620             5,420
                                                                       ---------------------------------

                  Total current liabilities                                     11,590             9,640
                                                                       ---------------------------------

Stockholders' deficit:
     Common stock, $.001 par value;  100,000,000  shares
       authorized;  25,925,000 and 23,925,000 shares issued
       and outstanding as of December 31, 1997 and 1996, respectively           25,925            23,925
     Additional paid-in capital                                                 47,042            47,042
     Accumulated deficit                                                       (82,747)          (78,132)
                                                                       ---------------------------------

                  Total stockholders' deficit                                   (9,780)           (7,165)
                                                                       ---------------------------------

                  Total liabilities and stockholders' deficit          $         1,810 $           2,475
                                                                       ---------------------------------





----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-2


                                                                                          MAXI GROUP, INC.
                                                                             (A Development Stage Company)
                                                                                   Statement of Operations

                                                           Years Ended December 31, and Cumulative Amounts
----------------------------------------------------------------------------------------------------------






                                                                                            Cumulative
                                                                                             Amounts
                                                                                              Since
                                                            1997             1996           Inception
                                                     -----------------------------------------------------

Revenue - interest income                            $               98 $             90 $           7,167
                                                     -----------------------------------------------------

Expenses:
     Professional fees                                            2,800            1,620            55,904
     Administrative expenses                                      1,913            2,238            15,583
     Travel expenses                                                  -                -            17,517
     Amortization expense                                             -                -               160
                                                     -----------------------------------------------------

              Total expenses                                      4,713            3,858            89,164
                                                     -----------------------------------------------------

Loss before income taxes                                         (4,615)          (3,768)          (81,997)

Income tax expense                                                    -                -                 -
                                                     -----------------------------------------------------

              Net loss                               $           (4,615)          (3,768)          (81,997)
                                                     -----------------------------------------------------

              Loss per share                         $             (.00)            (.00)             (.01)
                                                     -----------------------------------------------------





----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-3


                                                                                          MAXI GROUP, INC.
                                                                             (A Development Stage Company)
                                                                        Statement of Stockholders' Deficit

                                                                    From Inception (June 17, 1986) Through
                                                                                         December 31, 1997
----------------------------------------------------------------------------------------------------------




                                                             Additional        Stock
                                    Common Stock               Paid-In     Subscriptions    Accumulated
                           -------------------------------
                                Shares         Amount         Capital        Receivable       Deficit
                           -------------------------------------------------------------------------------

Balance, June 17, 1986                    - $            - $             - $             - $             -

Shares issued to initial
stockholders for cash,
June 1986, at $.005               3,000,000          3,000          12,000               -               -

Net loss for the period
ended December 31, 1986                   -              -               -               -            (129)
                           -------------------------------------------------------------------------------

Balance, December 31, 1986        3,000,000          3,000          12,000               -            (129)

Contribution of initial
stockholders' shares for
cancellation                     (1,500,000)        (1,500)          1,500               -               -

Net loss for the year
ended December 31, 1987                   -              -               -               -            (289)
                           -------------------------------------------------------------------------------

Balance, December 31, 1987        1,500,000          1,500          13,500               -            (418)

Shares issued pursuant to
public offering for cash,
April , at $.05 per share         2,155,000          2,155          63,325               -               -

Net loss for the year
ended December 31, 1988                   -              -               -               -         (19,221)
                           -------------------------------------------------------------------------------

Balance, December 31, 1988        3,655,000          3,655          76,825               -         (19,639)

Distribution of stock                     -              -         (30,000)              -               -

Net loss for the year
ended December 31, 1989                   -              -               -               -         (16,066)
                           -------------------------------------------------------------------------------

Balance, December 31, 1989        3,655,000          3,655          46,825               -         (35,705)

Net loss for the year
ended December 31, 1990                   -              -               -               -          (8,830)
                           -------------------------------------------------------------------------------

Balance, December 31, 1990        3,655,000          3,655          46,825               -         (44,535)

Shares issued in private
placement                         2,000,000          2,000           8,000          (9,000)              -



-----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-4



                                                                                          MAXI GROUP, INC.
                                                                             (A Development Stage Company)
                                                                        Statement of Stockholders' Deficit
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------


                                                             Additional        Stock
                                    Common Stock               Paid-In     Subscriptions    Accumulated
                           -------------------------------
                                Shares         Amount         Capital        Receivable       Deficit
                           -------------------------------------------------------------------------------

Net loss for the year
ended December 31, 1991                   -              -               -               -          (7,238)
                           -------------------------------------------------------------------------------

Balance, December 31, 1991        5,655,000          5,655          54,825          (9,000)        (51,773)

Payments received on
stock subscription
receivable                                -              -               -           1,567               -

Net loss for the year
ended December 31, 1992                   -              -               -               -          (5,256)
                           -------------------------------------------------------------------------------

Balance, December 31, 1992        5,655,000          5,655          54,825          (7,433)        (57,029)

Cancellation of 2,000,000
shares, June 1993                (2,000,000)        (2,000)         (5,433)              -               -

Shares issued in private
placement, June 1993             18,270,000         18,270          (2,350)          7,433               -

Net loss for the year
ended December 31, 1993                   -              -               -               -          (5,506)
                           -------------------------------------------------------------------------------

Balance, December 31, 1993       21,925,000         21,925          47,042               -         (62,535)

Net loss for the year
ended December 31, 1994                   -              -               -               -          (7,358)
                           -------------------------------------------------------------------------------

Balance, December 31, 1994       21,925,000         21,925          47,042               -         (69,893)

Net loss for the year
ended December 31, 1995                   -              -               -               -          (4,471)
                           -------------------------------------------------------------------------------

Balance, December 31, 1995       21,925,000         21,925          47,042               -         (74,364)

Shares issued in private
placement, August 1996            2,000,000          2,000               -               -               -

Net loss for the year
ended December 31, 1996                   -              -               -               -          (3,768)
                           -------------------------------------------------------------------------------

Balance, December 31, 1996       23,925,000         23,925          47,042               -         (78,132)

Shares issued in private
placement, February 1997          2,000,000          2,000               -               -               -

Net loss for the year
ended December 31, 1997                   -              -               -               -          (4,615)
                           -------------------------------------------------------------------------------

                                 25,925,000 $       25,925 $        47,042 $             - $       (82,747)
                           -------------------------------------------------------------------------------

                                                                                                       F-5



                                                                                          MAXI GROUP, INC.
                                                                             (A Development Stage Company)
                                                                                   Statement of Cash Flows

                                                           Years Ended December 31, and Cumulative Amounts
----------------------------------------------------------------------------------------------------------




                                                                                               Cumulative
                                                                                                 Amounts
                                                                                                  Since
                                                            1997             1996               Inception
                                                     -----------------------------------------------------
Cash flows from operating activities:
     Net loss                                        $           (4,615) $          (3,768) $      (82,747)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Amortization expense                                         -                  -             160
         Increase in accounts payable                               750                  -           4,970
                                                     -----------------------------------------------------

                  Net cash used in
                  operating activities                           (3,865)            (3,768)        (77,617)
                                                     -----------------------------------------------------

Cash flows from investing activities:
     Organization costs                                               -                  -            (160)
     Investment                                                       -                  -         (30,000)
     Increase in related party payable                            1,200              1,200           6,620
                                                     -----------------------------------------------------

                  Net cash provided by (used in)
                  investing activities                            1,200              1,200         (23,540)
                                                     -----------------------------------------------------

Cash flows from financing activities:
     Proceeds from initial issuance of
       common stock                                                   -                  -          15,000
     Net proceeds from issuance of
       common stock                                               2,000              2,000          96,377
     Public offering costs                                            -                  -          (8,410)
                                                     -----------------------------------------------------

                  Net cash provided by
                  financing activities                            2,000              2,000         102,967
                                                     -----------------------------------------------------

Net (decrease) increase in cash                                    (665)              (568)          1,810

Cash, beginning of period                                         2,475              3,043               -
                                                     -----------------------------------------------------

Cash, end of period                                  $            1,810  $           2,475  $        1,810
                                                     -----------------------------------------------------




----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-6

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements

                                                      December 31, 1997 and 1996
--------------------------------------------------------------------------------



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


2.   Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant losses, the excess of current liabilities over current assets, and a stockholders' deficit, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financial and/or capital. As shown in the statement of operations, the Company reported a net loss of $4,615 for the year ended December 31, 1997, and as of December 31, 1997, has a deficit in equity of $9,780.


--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



2.   Going Concern
     Continued
Management of the Company is currently developing a plan to attempt to resolve these uncertainties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.   Related Party Transactions
Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. The Company incurred expenses under the agreement of $1,200 and $1,200 for the years ending December 31, 1997 and 1996, respectively. At January 1, 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the Company. On January 1, 1996, the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to the accounting firm. The Company owed $6,620 and $5,420 to the officer as of December 31, 1997 and 1996, respectively.

During the year ended December 31, 1993, the Company issued and additional 18,270,000 shares of restricted common stock to the Company's president in exchange for $18,270. During the year ending December 31, 1997 and 1996, the Company issued an additional 2,000,000 shares per year of restricted common stock to the Company's president for $2,000 each year.


4.   Common Stock
The initial issuance of the Company's common stock occurred in June 1986. During April 1988, the Company completed the sale of 2,155,000 shares of its previously authorized but unissued common stock. This offering was registered with the Securities and Exchange Commission on Form S-18, in accordance with the Securities Act of 1933. The stock was sold at an offering price of $.05 per share. Proceeds net of offering costs amounted to $65,480. The proceeds were deposited in an interest bearing account.


In November 1991, the Company issued 2,000,000 shares at $.005 per share to the Company's president. The Company received $1,000 in cash and $9,000 receivable due on demand for such issuance.


--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



4.   Common Stock Continued
During the year ended December 31, 1993, the Company received back and canceled 2,000,000 shares of common stock and the related subscription agreement with an officer of the Company. The amounts previously paid for the stock ($2,567) were applied to the purchase of 18,270,000 shares of restricted common stock during June 1993 by the same officer.


In 1997 and 1996, the Company issued 2,000,000 shares at $.001 per share to the Company's president. The Company received $2,000 in cash for each such issuance.


5.   Supplemental Cash Flow Disclosure
The Company has not paid any amounts for interest or income taxes during the years ended December 31, 1997 and 1996, and since inception.


6.   Income Taxes
The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:


                                     Year Ended
                                    December 31,             Cumulative
                           -------------------------------
                                 1997           1996          Amounts
                           -----------------------------------------------

Income tax benefit at
  statutory rate           $      1,000  $         1,000  $         28,000
Change in valuation
  allowance                      (1,000)          (1,000)          (28,000)
                           -----------------------------------------------

                           $          -  $             -  $              -
                           -----------------------------------------------




--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



6.   Income Taxes Continued
Deferred tax assets are as follows:


                                                    December 31,
                                        -----------------------------------
                                               1997             1996
                                        -----------------------------------

Operating loss carryforward             $        28,000  $          27,000
Valuation allowance                             (28,000)           (27,000)
                                        -----------------------------------

                                        $             -  $               -
                                        -----------------------------------



The Company has net operating loss carryforwards of approximately $82,000, which begin to expire in the year 2001. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.


7.   Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended December 31, 1997, the Company adopted this standard.


--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------




7.   Earnings Per Share Continued
Earnings per share information in accordance with SFAS 128 is as follows:


                                          Year Ended December 31, 1997
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $         (4,615)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                      (4,615)      25,758,000 $       (.00)
                                                                   -------------
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $         (4,615)      25,758,000 $       (.00)
                                 -----------------------------------------------




                                           Year Ended December 31, 1996
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $         (3,768)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                      (3,768)      21,925,000 $       (.00)
                                                                   -------------
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $         (3,768)      21,925,000 $       (.00)
                                 -----------------------------------------------



--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


7.   Earnings Per Share Continued

                                                Cumulative Amounts
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $        (82,747)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                     (82,747)      11,258,000 $       (.01)
                                                                   -------------
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $        (82,747)      11,258,000 $       (.01)
                                 -----------------------------------------------


--------------------------------------------------------------------------------