Form 10QSB
period 1998-03-31
MAXI GROUP INC
filed 1999-03-30
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                       _____________________
                            FORM 10-QSB
                       _____________________

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTER ENDED MARCH 31, 1998

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

    Common Stock outstanding at March 31, 1998 - 25,925,000 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                             MAXI GROUP, INC.
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS
                                [Unaudited]

                                  ASSETS

                                                      March 31,   December 31,
                                                         1998          1997
                                                     ___________  ___________
CURRENT ASSETS:
     Cash                                              $  1,335    $   1,810
                                                     ___________  ___________
       Total Current Assets                               1,335        1,810
                                                     ___________  ___________

OTHER ASSETS:
     Organization costs, net                                  -            -
                                                     ___________  ___________
                                                       $  1,335    $   1,810
                                                     ________________________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                  $  4,970    $   4,970
     Accounts payable to a related party                  6,920        6,620
                                                     ________________________
       Total Current Liabilities                         11,890       11,590
                                                     ________________________

STOCKHOLDERS' EQUITY:
     Common stock                                        25,925       25,925
     Capital in excess of par value                      47,042       47,042
     Deficit accumulated during the development stage   (83,522)     (82,747)
                                                     ________________________
       Total Stockholders' Deficit                      (10,555)      (9,780)
                                                     ________________________
                                                       $  1,335    $   1,810
                                                     ________________________




              The accompanying notes are an integral part of
                        these financial statements.

   NOTE:  The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date.

                             MAXI GROUP, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                [Unaudited]



                                           For the Three  From Inception
                                           Months Ended     on June 17,
                                             March 31,     1986 Through
                                   __________________________March 31,
                                           1998      1997       1998
                                   _________________________________
INTEREST INCOME                          $   15 $      31 $    7,182
                                      ______________________________

EXPENSES:
     General and administration             790       762     16,373
     Amortization                             -         -        160
     Professional fees                        -     2,050     56,654
     Travel expense                           -         -     17,517
                                      ______________________________
TOTAL EXPENSES                              790     2,812     90,704
                                      ______________________________
LOSS BEFORE INCOME TAXES                  (775)   (2,781)    (83,522)

INCOME TAX EXPENSE                           -         -          -
                                      ______________________________
NET LOSS                                  (775)   (2,781)    (83,522)
                                      ______________________________
LOSS PER SHARE                           $(.00)  $  (.00)  $    (.01)
                                      ______________________________

















            The accompanying notes are an integral part of
                     these financial statements.

                           MAXI GROUP, INC.
                    [A Development Stage Company]

                       STATEMENTS OF CASH FLOWS

                             [Unaudited]


                                                  For the Three From Inception
                                                   Months Ended    on June 17,
                                                     March 31,    1986 Through
                                         ____________________________March 31,
                                                   1998      1997      1998
                                           _________________________________
CASH FLOWS TO OPERATING ACTIVITIES:
     Net (loss)                                   $(775) $ (2,781) $ (83,522
                                              ______________________________
     Adjustments to reconcile net income to
       net cash used by operating activities:
        Amortization expense                          -         -        160

        Changes in assets and liabilities:
         Accounts payable                             -     2,050      4,970
                                              ______________________________
                                                      -     2,050      5,130
                                              ______________________________
     Net Cash Flows to Operating Activities        (775)    (731)    (78,392
                                              ______________________________
CASH FLOWS TO INVESTING ACTIVITIES:
     Organization costs                               -         -      (160)
     Investment in subsidiary                         -         -    (30,000)
     Increase in related party payable              300       300      6,920
                                              ______________________________
     Net Cash Flows from (to) Financing
            Activities                              300       300    (23,240
                                              ______________________________
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Proceeds from initial issuance of common stock   -         -     15,000
     Proceeds from common stock issuance              -     2,000     96,377
     Stock offering costs                             -         -     (8,410)
                                              ______________________________
     Net Cash Flows from (to) Financing
            Activities                                -     2,000    102,967
                                              ______________________________
NET INCREASE (DECREASE) IN CASH                    (475)    1,569      1,335

CASH AT BEGINNING OF PERIOD                       1,810     2,475          -
                                              ______________________________
CASH AT END OF PERIOD                            $1,335    $4,044     $1,335
                                              ______________________________


            The accompanying notes are an integral part of
                     these financial statements.

                           MAXI GROUP, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1  CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2
  Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three months ended March 31, 1998 and 1997, the Company incurred expenses under the agreement of $300. At January 1, 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to the accounting firm. At March 31, 1998, the company owed to the individual $6,920.


NOTE 3
  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has expended all of its working capital and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result form the outcome of these uncertainties.

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

   Liquidity and Capital Resources

  At March 31, 1998 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance the Company will be successful in raising this additional capital. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

MAXI GROUP, INC.



     /s/ Robert W. Mann                 Date:  March 8, 1999
Robert W. Mann
President





     /s/ Gary B. Peterson               Date:  March 8, 1999
Gary B. Peterson
Secretary/Treasurer