Form 10QSB
period 1998-06-30
MAXI GROUP INC
filed 1999-03-30
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                       _____________________
                            FORM 10-QSB
                       _____________________

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTER ENDED JUNE 30, 1998

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

    Common Stock outstanding at June 30, 1998 - 25,925,000 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                           MAXI GROUP, INC.
                    [A Development Stage Company]

                       CONDENSED BALANCE SHEETS
                             [Unaudited]

                                ASSETS

                                                    June 30,   December 31,
                                                     1998          1997
                                                  ___________  ___________
CURRENT ASSETS:
  Cash                                               $  2,854     $  1,810
                                                  ___________  ___________
   Total Current Assets                                 2,854        1,810
                                                  ___________  ___________

OTHER ASSETS:
  Organization costs, net                                  -            -
                                                    _________    _________
                                                     $  2,854     $  1,810
                                                    _________    _________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $  4,220     $  4,970
  Accounts payable to a related party                  10,220        6,620
                                                    _________    _________
   Total Current Liabilities                           14,440       11,590
                                                    _________    _________

STOCKHOLDERS' EQUITY:
  Common stock                                         25,925       25,925
  Capital in excess of par value                       47,042       47,042
  Deficit accumulated during the development stage    (84,553)     (82,747)
                                                    _________    _________
   Total Stockholders' Deficit                         (8,462)      (9,780)
                                                    _________    _________
                                                     $  2,854     $  1,810
                                                    _________    _________



            The accompanying notes are an integral part of
                     these financial statements.

NOTE:  The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date.

                           MAXI GROUP, INC.
                    [A Development Stage Company]

                       STATEMENTS OF OPERATIONS

                             [Unaudited]



                           For the Three        For the Six  From Inception
                           Months Ended         Months Ended   on June 17,
                              June 30,             June 30,   1986 Through
                 __________________________________________________June 30,
                           1998      1997       1998     1997      1998
                 _______________________________________________________

INTEREST INCOME           $   19    $   35    $   34    $   66  $  7,201
                 _______________________________________________________

EXPENSES:
   General administrative    300       550     1,091     1,313    16,674
   Amortization                -         -         -         -       160
   Professional fees         750         -       750     2,050    57,403
   Travel expense              -         -         -         -    17,517
                 _______________________________________________________
TOTAL EXPENSES             1,050       550     1,841     3,363    91,754
                 _______________________________________________________

NET LOSS                  (1,031)     (515)   (1,807)   (3,297)  (84,553)

                 _______________________________________________________
LOSS PER SHARE            $ (.00)   $ (.00)   $ (.00)   $ (.00) $   (.01)
                 _______________________________________________________
















            The accompanying notes are an integral part of
                     these financial statements.

                           MAXI GROUP, INC.
                    [A Development Stage Company]

                       STATEMENTS OF CASH FLOWS

                             [Unaudited]


                                          For the Six       From Inception
                                          Months Ended       on June 17,
                                             June 30,        1986 Through
                                     ____________________________June 30,
                                               1998      1997      1998
                                       _________________________________
CASH FLOWS TO OPERATING ACTIVITIES:
   Net (loss)                                $(1,807)  $(3,297) $(84,554)
                                          ______________________________
   Adjustments to reconcile net income to
     net cash used by operating activities:
    Amortization expense                           -         -       160

    Changes in assets and liabilities:
     Accounts payable                           (749)    2,300     4,221
                                          ______________________________
                                                (749)    2,300     4,381
                                          ______________________________
   Net Cash Flows to Operating Activities     (2,556)     (997)  (80,173)
                                          ______________________________
CASH FLOWS TO INVESTING ACTIVITIES:
   Organization costs                              -         -      (160)
   Investment in subsidiary                        -         -   (30,000)
   Increase in related party payable           3,600       600    10,220
                                          ______________________________
      Net Cash Flows from (to) Financing
        Activities                             3,600       600   (19,940)
                                          ______________________________
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from initial issuance of common stock  -          -   15,000
   Net proceeds from common stock issuance         -      2,000   96,377
   Stock offering costs                            -         -    (8,410)
                                          ______________________________
      Net Cash Flows from (to) Financing
        Activities                                 -      2,000  102,967
                                          ______________________________
NET INCREASE (DECREASE) IN CASH                1,044      1,603    2,854

CASH AT BEGINNING OF PERIOD                    1,810      2,475        -
                                          ______________________________
CASH AT END OF PERIOD                        $ 2,854   $  4,078  $ 2,854
                                          ______________________________


             The accompanying notes are an integral part of
                       these financial statements.

                          MAXI GROUP, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1  CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2
   Commencing January, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three and six month periods ended June 30, 1998 and 1997, the Company incurred expenses under the agreement of $300 and $600. At January 1, 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the Company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to the accounting firm. At June 30, 1998, the company owed to the individual $7,220.

  The majority shareholder (who is also an officer and a director of the Company) advanced the Company $3,000 during the current quarter. The officer has agreed to accept unregistered common stock in exchange for the debt at $.001 per share.


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

   Liquidity and Capital Resources

  At June 30, 1998 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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