Form 10QSB
period 1998-09-30
MAXI GROUP INC
filed 1999-03-30
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                       _____________________
                            FORM 10-QSB
                       _____________________

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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


    Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
    requirements for the past 90 days.  Yes  X   No    .

    Common Stock outstanding at September 30, 1998 - 25,925,000 shares of $.001 par value Common Stock.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                             MAXI GROUP, INC.
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS
                                [Unaudited]

                                  ASSETS

                                                September 30, December 31,
                                                    1998          1997
                                                 ___________  ___________
CURRENT ASSETS:
  Cash                                               $ 3,880      $ 1,810
                                                 ___________  ___________
   Total Current Assets                                3,880        1,810
                                                 ___________  ___________

OTHER ASSETS:
  Organization costs, net                                 -            -
                                                   _________    _________
                                                     $ 3,880      $ 1,810
                                                   _________    _________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $  6,443     $  4,970
  Accounts payable to related party                   11,520        6,620
                                                   _________    _________
   Total Current Liabilities                          17,963       11,590
                                                   _________    _________

STOCKHOLDERS' EQUITY:
  Common stock                                        25,925       25,925
  Capital in excess of par value                      47,042       47,042
  Deficit accumulated during the development stage   (87,050)     (82,747)
                                                   _________    _________
   Total Stockholders' Deficit                       (14,083)      (9,780)
                                                   _________    _________
                                                     $ 3,880     $  1,810
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

                             MAXI GROUP, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                [Unaudited]



                               For the Three      For the Nine From Inception
                               Months Ended       Months Ended   on June 17,
                               September  30,     September 30, 1986 Through
               _________________________________________________September 30,
                               1998      1997     1998     1997     1998
                    _______________________________________________________
INTEREST INCOME             $    26   $    16   $    60   $    82  $  7,227
                    _______________________________________________________

EXPENSES:
   General & administrative     300       300     1,391     1,613    16,974
   Amortization                   -         -         -         -       160
   Professional fees          2,223         -     2,973     2,050    59,627
   Travel expense                 -         -         -         -    17,517
                    _______________________________________________________
                              2,523       300     4,364     3,663    94,278
                    _______________________________________________________
NET LOSS                     (2,497)     (284)   (4,304)   (3,581)  (87,051)
                    _______________________________________________________
LOSS PER SHARE              $  (.00)  $  (.00)  $  (.00)  $  (.00) $   (.01)
                    _______________________________________________________


















            The accompanying notes are an integral part of
                     these financial statements.

                               MAXI GROUP, INC.
                        [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS

                                 [Unaudited]


                                               For the Nine  From Inception
                                               Months Ended    on June 17,
                                               September 30,  1986 Through
                                     _________________________September 30,
                                              1998      1997        1998
                                         _________________________________
CASH FLOWS TO OPERATING ACTIVITIES:
   Net (loss)                               $(4,304)  $ (3,581)  $(87,051)
                                            ______________________________
   Adjustments to reconcile net income to
     net cash used by operating activities:
    Amortization expense                          -           -       160

    Changes in assets and liabilities:
     Accounts payable                         1,474           -     6,444
                                           ______________________________
                                              1,474           -     6,604
                                           ______________________________
    Net Cash Flows to Operating Activities   (2,830)    (3,581)  (80,447)
                                           ______________________________
CASH FLOWS TO INVESTING ACTIVITIES:
   Organization costs                              -         -      (160)
   Investment in subsidiary                        -         -   (30,000)
   Increase in related party payable           4,900       900     11,520
                                           ______________________________
      Net Cash Flows from (to) Financing
        Activities                             4,900       900   (18,640)
                                           ______________________________
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from initial issuance of common stock  -         -     15,000
   Proceeds from common stock issuance             -     2,000     96,377
   Stock offering costs                            -         -    (8,410)
                                           ______________________________
     Net Cash Flows from (to) Financing
        Activities                                 -     2,000    102,967
                                           ______________________________
NET INCREASE (DECREASE) IN CASH                2,070     (681)      3,880

CASH AT BEGINNING OF PERIOD                    1,810     2,475          -
                                           ______________________________
CASH AT END OF PERIOD                       $  3,880 $   1,794   $  3,880
                                           ______________________________


                The accompanying notes are an integral part of
                         these financial statements.

                               MAXI GROUP, INC.
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1  CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2
  Commencing January, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three and nine month periods ended September 30, 1998 and 1997, the Company incurred expenses under the agreement of $300 and $900. At January 1, 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the Company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to the accounting firm. At September 30, 1998, the company owed to the individual $7,520.

  The majority shareholder (who is also an officer and a director of the Company) advanced the Company $1,000 during the current quarter and $4,000 during the nine month period ending September 30, 1998. The officer has agreed to accept unregistered common stock in exchange for the debt at $.001 per share.

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

   Liquidity and Capital Resources

  At September 30, 1998 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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





     /s/ Gary B. Peterson               Date:  March 8, 1999
Secretary/Treasurer