Form 10KSB
period 1998-12-31
MAXI GROUP INC
filed 1999-03-30
CIK 799511

FORM 10-KSB

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C,  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 1998.

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

     836 South Slate Canyon Dr, Provo, Utah 84606
     (Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including area code: (801) 356-3735

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and none will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the common voting stock held by non-affiliates as of March 19, 1999: Not Determinable.

Shares outstanding of the Issuer's common stock as of December 31, 1998: 25,925,000

The issuer had no significant revenue for its fiscal year ended
December 31, 1998.

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     (A) BUSINESS DEVELOPMENT.

     Maxi Group, Inc. (the "Issuer" or "Company"), was incorporated under the laws of the State of Nevada on June 17, 1986. The Issuer was organized to raise capital and then seek out, investigate and acquire any suitable asset, property or other business opportunity without regard to any specific business or industry.

     In connection with its corporate purposes, the Issuer effected a public offering of its $.001 par value common stock in 1988, pursuant to which it sold 2,155,000 shares of common stock and raised gross proceeds of $107,750. This offering was registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-18 which was filed with the Securities & Exchange Commission. Subsequent to the close of the offering, the Issuer has been in the process of investigating potential acquisitions, but has not made any acquisition. The Company has not yet engaged in any significant business activities.

     Since its public offering, the Company has issued additional shares of common stock for cash on various occasions in private offerings. At December 31, 1998, the Company had 25,925,000 shares issued and outstanding.

     Subsequent to the end of the fiscal year for which this report is filed, the Company reverse split its common stock on a 10 to 1 basis, reducing the total issued and outstanding to 2,592,500 shares. The Company then issued an additional 22,000,000 shares for a total consideration of $22,000 cash. In conjunction with this, existing managment resigned and appointed new management.

     (B) BUSINESS OF ISSUER.

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

     (C) REPORTS TO SECURITY HOLDERS.

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (The "Exchange Act") and, in accordance therewith, files reports and other information with the Commission. Reports and other information filed by the Company with the Commission pursuant to the informational requirements of the Exchange Act are available for inspection and copying at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the following regional offices of the Commission: New York Regional Office, 7 World Trade Center, New York, New York 10007; Chicago Regional Office, 500 West Madison Street, Chicago, Illinois 60661. Copies of such material may be obtained from the public reference section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The Commission maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file such reports electronically with the Commission. Such site is accessible by the public through any Internet access service provider and is located at http://www.sec.gov. Copies of the Company's Annual, Quarterly and other Reports filed by the Company with the Commission are also available upon request, without charge, by writing the Company.


ITEM 2.  PROPERTIES.

     The Issuer has no significant properties or assets.  The
Company has no office facilities or employees. The Company uses the address of its President.

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

     (B)  HOLDERS.

     The approximate number of record holders of the Issuer's common stock as of March 16, 1999, is 14.

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

ITEM 7.  FINANCIAL STATEMENTS.

     See attached financial statements.


                                                         MAXI  GROUP,   Inc.
                                            (A  Development  Stage  Company)
                                             Index  to  Financial Statements









                                                                         Page


Independent auditors' report                                              F-1


Balance sheet at December 31, 1998 and 1997                               F-2


Statement of operations for the years
ended December 31, 1998 and 1997 and
cumulative amounts since inception                                        F-3


Statement of stockholders' deficit
from inception                                                            F-4


Statement of cash flows for the years
ended December 31, 1998 and 1997 and
cumulative amounts since inception                                        F-6


Notes to financial statements                                             F-7

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors of
Maxi Group, Inc.


We have audited the accompanying balance sheet of Maxi Group, Inc., (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxi Group, Inc., (a development stage company) as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception in conformity with generally accepted accounting principles.

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



                                                 TANNER+CO.


Salt Lake City, Utah
March 8, 1999, Except for
Note 8, which is dated March 11, 1999

                                                             MAXI GROUP, INC.
                                                (A Development Stage Company)

                                                                Balance Sheet

                                                                                  December 31,
----------------------------------------------------------------------------------------------------------
              Assets                                                         1998              1997
              ------
                                                                       -----------------------------------

Current assets -
     cash                                                              $           1,669 $           1,810
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------


              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                  $           4,220 $           4,970
     Payable to related parties                                                   11,820             6,620
                                                                       -----------------------------------

                  Total current liabilities                                       16,040            11,590
                                                                       -----------------------------------

Stockholders' deficit:
     Common stock, $.001 par value; 100,000,000
       shares authorized; 2,592,500 shares
       issued  and outstanding                                                     2,593             2,593
     Additional paid-in capital                                                   70,374            70,374
     Accumulated deficit                                                         (87,338)          (82,747)
                                                                       -----------------------------------

                  Total stockholders' deficit                                    (14,371)           (9,780)
                                                                       -----------------------------------

                  Total liabilities and stockholders' deficit          $           1,669 $           1,810
                                                                       -----------------------------------






-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-2


                                                                                             MAXI GROUP, INC.
                                                                                (A Development Stage Company)

                                                                                     Statement of Operations


-------------------------------------------------------------------------------------------------------------------






                                                                                            Cumulative
                                                                 Years Ended                 Amounts
                                                                December 31,                  Since
                                                     -----------------------------------
                                                            1998             1997           Inception
                                                     -----------------------------------------------------


Revenue - interest income                            $               73  $            98  $          7,240
                                                     -----------------------------------------------------

Expenses:
     Professional fees                                            2,223            2,800            58,877
     Administrative expenses                                      1,241            1,913            16,824
     Travel expenses                                                  -                -            17,517
     Amortization expense                                             -                -               160
     Rent expense                                                 1,200                -             1,200
                                                     -----------------------------------------------------

              Total expenses                                      4,664            4,713            94,578
                                                     -----------------------------------------------------

Loss before income taxes                                         (4,591)          (4,615)          (87,338)

Income tax expense                                                    -                -                 -
                                                     -----------------------------------------------------

              Net loss                               $           (4,591) $        (4,615) $        (87,338)
                                                     -----------------------------------------------------

              Loss per common share
              -basic and diluted                     $             (.00) $          (.00) $           (.07)
                                                     -----------------------------------------------------



-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-3


                                                                                          MAXI GROUP, INC.
                                                                             (A Development Stage Company)

                                                                        Statement of Stockholders' Deficit


                                                                  From Inception Through December 31, 1998
----------------------------------------------------------------------------------------------------------

                                    Common Stock             Additional        Stock
                           -------------------------------    Paid-In     Subscriptions    Accumulated
                                Shares         Amount         Capital        Receivable       Deficit
                           -------------------------------------------------------------------------------

Balance, June 17, 1986                    - $            - $             - $      -        $             -


Shares issued to initial
stockholders for cash               300,000            300          14,700               -               -

Net loss for the period ended
December 31, 1986                         -              -               -               -            (129)
                           -------------------------------------------------------------------------------

Balance, December 31, 1986          300,000            300          14,700               -            (129)

Contribution of initial
stockholders' shares for
cancellation                       (150,000)          (150)            150               -               -

Net loss for the year ended
December 31, 1987                         -              -               -               -            (289)
                           -------------------------------------------------------------------------------

Balance, December 31, 1987          150,000            150          14,850               -            (418)

Shares issued pursuant to
public offering for cash            215,500            216          65,264               -               -

Net loss for the year ended
December 31, 1988                         -              -               -               -         (19,221)
                           -------------------------------------------------------------------------------

Balance, December 31, 1988          365,500            366          80,114               -         (19,639)

Distribution of stock                     -              -         (30,000)              -               -

Net loss for the year ended
December 31, 1989                         -              -               -               -         (16,066)
                           -------------------------------------------------------------------------------

Balance, December 31, 1989          365,500            366          50,114               -         (35,705)

Net loss for the year ended
December 31, 1990                         -              -               -               -          (8,830)
                           -------------------------------------------------------------------------------

Balance, December 31, 1990          365,500            366          50,114               -         (44,535)

Shares issued in private
placement                           200,000            200           9,800          (9,000)              -



----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-4



                                                                                          MAXI GROUP, INC.
                                                                             (A Development Stage Company)

                                                                        Statement of Stockholders' Deficit
                                                                                                 Continued

-------------------------------------------------------------------------------------------------------------------


                                                             Additional        Stock
                                    Common Stock               Paid-In     Subscriptions    Accumulated
                           -------------------------------
                                Shares         Amount         Capital        Receivable       Deficit
                           -------------------------------------------------------------------------------

Net loss for the year ended
December 31, 1991                         -              -               -               -          (7,238)
                           -------------------------------------------------------------------------------

Balance, December 31, 1991          565,500            566          59,914          (9,000)        (51,773)

Payments received on stock
subscription receivable                   -              -               -           1,567               -

Net loss for the year ended
December 31, 1992                         -              -               -               -          (5,256)
                           -------------------------------------------------------------------------------

Balance, December 31, 1992          565,500            566          59,914          (7,433)        (57,029)

Cancellation of shares             (200,000)          (200)         (7,233)              -               -

Shares issued in private
placement, June 1993              1,827,000          1,827          14,093           7,433               -

Net loss for the year ended
December 31, 1993                         -              -               -               -          (5,506)
                           -------------------------------------------------------------------------------

Balance, December 31, 1993        2,192,500          2,193          66,774               -         (62,535)

Net loss for the year ended
December 31, 1994                         -              -               -               -          (7,358)
                           -------------------------------------------------------------------------------

Balance, December 31, 1994        2,192,500          2,193          66,774               -         (69,893)

Net loss for the year ended
December 31, 1995                         -              -               -               -          (4,471)
                           -------------------------------------------------------------------------------

Balance, December 31, 1995        2,192,500          2,193          66,774               -         (74,364)

Shares issued in private
placement, August 1996              200,000            200           1,800               -               -

Net loss for the year ended
December 31, 1996                         -              -               -               -          (3,768)
                           -------------------------------------------------------------------------------

Balance, December 31, 1996        2,392,500          2,393          68,574               -         (78,132)

Shares issued in private
placement, February 1997            200,000            200           1,800               -               -

Net loss for the year ended
December 31, 1997                         -              -               -               -          (4,615)
                           -------------------------------------------------------------------------------

Balance, December 31, 1997        2,592,500          2,593          70,374               -         (82,747)

Net loss for the year ended
December 31, 1998                         -              -               -               -          (4,591)
                           -------------------------------------------------------------------------------

                                  2,592,500 $        2,593 $        70,374 $             -  $      (87,338)
                           -------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-5

                                                                                          MAXI GROUP, INC.
                                                                             (A Development Stage Company)
                                                                                   Statement of Cash Flows

-------------------------------------------------------------------------------------------------------------------




                                                                                            Cumulative
                                                                 Years Ended                 Amounts
                                                                December 31,                  Since
                                                     -----------------------------------
                                                            1998             1997           Inception
                                                     -----------------------------------------------------


Cash flows from operating activities:
     Net loss                                        $           (4,591)$          (4,615) $       (87,338)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Amortization expense                                         -                -               160
         (Decrease) increase in accounts
         payable                                                   (750)              750            4,220
                                                     -----------------------------------------------------

                  Net cash used in
                  operating activities                           (5,341)           (3,865)         (82,958)
                                                     -----------------------------------------------------

Cash flows from investing activities:
     Organization costs                                               -                -              (160)
     Investment                                                       -                -           (30,000)
     Increase in related party payable                            5,200             1,200           11,820
                                                     -----------------------------------------------------

                  Net cash provided by (used in)
                  investing activities                            5,200             1,200          (18,340)
                                                     -----------------------------------------------------

Cash flows from financing activities:
     Proceeds from initial issuance of
       common stock                                                   -                 -           15,000
     Net proceeds from issuance of                                    -
       common stock                                                                 2,000           96,377
     Public offering costs                                            -                 -           (8,410)
                                                     -----------------------------------------------------

                  Net cash provided by
                  financing activities                                -             2,000          102,967
                                                     -----------------------------------------------------

Net (decrease) increase in cash                                    (141)             (665)           1,669

Cash, beginning of period                                         1,810             2,475               -
                                                     -----------------------------------------------------

Cash, end of period                                  $            1,669 $           1,810 $          1,669
                                                     -----------------------------------------------------



-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-6

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

                                                      December 31, 1998 and 1997
--------------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies

Organization
The Company was organized under the laws of the State of Nevada on June 17, 1986 (date of inception). The Company has not commenced planned principal operations. The Company proposes to seek business ventures which will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, engaged in business activities of any kind. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


Cash and Cash Equivalents
Cash equivalents are generally comprised of certain highly liquid investments with maturities of less than three months.


Earning Per Share
The computation of basic earning per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.


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



--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant losses, the excess of current liabilities over current assets, and a stockholders' deficit, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financial and/or capital. As shown in the statement of operations, the Company reported a net loss of $4,591 for the year ended December 31, 1998, and as of December 31, 1998, has a deficit in equity of $14,371.


Management of the Company is currently developing a plan to attempt to resolve these uncertainties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.   Related Party Transactions

Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. The Company incurred expenses under the agreement of $1,200 and $1,200 for the years ending December 31, 1998 and 1997, respectively. At January 1, 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the Company. On January 1, 1996, the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to the accounting firm. The Company owed $7,820 and $6,620 to the officer as of December 31, 1998 and 1997, respectively.

At December 31, 1998 the Company owed an officer $4,000 related cash advances made during the year ended December 31, 1998. The advances are non-interest bearing and have no specific repayment terms. The officer has agreed to accept unregistered common stock in exchange for the advances at $.001 per share.

During the year ended December 31, 1993, the Company issued and additional 1,827,000 shares of restricted common stock to the Company's president in exchange for $23,353. During the year ending December 31, 1997, the Company issued an additional 200,000 shares of restricted common stock to the Company's president for $2,000.



--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Common Stock

The initial issuance of the Company's common stock occurred in June 1986. During April 1988, the Company completed the sale of 215,500 shares of its previously authorized but unissued common stock. This offering was registered with the Securities and Exchange Commission on Form S-18, in accordance with the Securities Act of 1933. The stock was sold at an offering price of $.50 per share. Proceeds net of offering costs amounted to $65,480. The proceeds were deposited in an interest bearing account.


In November 1991, the Company issued 200,000 shares at $.05 per share to the Company's president. The Company received $1,000 in cash and $9,000 receivable due on demand for such issuance.


During the year ended December 31, 1993, the Company received back and canceled 200,000 shares of common stock and the related subscription agreement with an officer of the Company. The amounts previously paid for the stock ($2,567) were applied to the purchase of 1,827,000 shares of restricted common stock during June 1993 by the same officer.


In 1997 and, the Company issued 200,000 shares at $.01 per share to the Company's president. The Company received $2,000 in cash for such issuance.


5.   Supplemental Cash Flow Disclosure

The Company has not paid any amounts for interest or income taxes during the years ended December 31, 1998 and 1997, and since inception.

--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:


                                     Years Ended
                                    December 31,             Cumulative
                           -------------------------------
                                 1998           1997          Amounts
                           -----------------------------------------------

Income tax benefit at
  statutory rate           $          1,000 $        1,000 $        29,000
Change in valuation
  allowance                          (1,000)        (1,000)        (29,000)
                           -----------------------------------------------

                           $              - $            - $             -
                           -----------------------------------------------




Deferred tax assets are as follows:


                                                    December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Operating loss carryforward             $           29,000 $         28,000
Valuation allowance                                (29,000)         (28,000)
                                        -----------------------------------

                                        $                - $              -
                                        -----------------------------------



The Company has net operating loss carryforwards of approximately $85,000, which begin to expire in the year 2001. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.



--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




7.   Earnings Per Share

Financial accounting standards requires companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:


                                              Years Ended          Cumulative
                                              December 31,           Amounts
                                      ------------------------
                                                                      Since
                                           1998          1997       Inception
                                      -----------------------------------------
Basic  and Diluted EPS:
  Net loss available to common
    stockholders                      $       (4,591)$      (4,615)$    (87,338)
                                      -----------------------------------------

  Weighted average common
     shares                                2,592,000     2,575,000    1,243,000
                                      -----------------------------------------

  Net loss per share                  $         (.00)$        (.00)$       (.07)
                                      -----------------------------------------



8.    Subsequent Event

Effective March 9, 1999, the Company's shareholders approved a 1 for 10 reverse stock split. All references in the financial statements to number of shares have been retroactively restated to reflect the decreased number of shares outstanding.

On March 11, 1999, the Company issued 22,000,000 shares (post split) for $22,000. In connection with this issuance the Company's management/officers resigned, and a new officer was appointed.
--------------------------------------------------------------------------------

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

     The current directors of the Issuer, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified, are set forth below:

                       YEAR FIRST ELECTED
    NAME          AGE    AS DIRECTOR          POSITION

Robert W. Mann     49   Since Inception     President and
                                            Director

Gary B. Peterson   50   Since Inception     Secretary-
                                            Treasurer and
                                            Director

     Subsequent to the end of the fiscal year, these persons resigned as officers and directors of the Company, and the person named below was appointed in their stead.

                       YEAR FIRST ELECTED
    NAME          AGE    AS DIRECTOR          POSITION

Mathew W. Evans    28   March, 1999         President,
                                            Secretary-
                                            Treasurer and
                                            Director


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

     Mathew W. Evans, has been employed as a City Planner with the cities of Provo, Utah (April, 1997 - Present) and Riverton, Utah (January, 1995 - April. 1997). He received a Bachelor of Science Degree in Geography from Utah State University in Logan, Utah, with emphasis in Rural Planning and Urban Geography, and also received a certificate in Urban and Regional Planning from the University of Utah.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     (A)  CASH COMPENSATION.

     Other than the $100 per month being accrued for use of office facilities and accounting services, during the last fiscal year none of the Issuer's officers or directors individually received any salary, wage or other compensation. During 1998 a total of $1,200 was accrued for a former officer pursuant to this arrangement. During the current fiscal year the Issuer has no present plans to pay any other compensation to officers or directors.

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

Name and Address of    Position with  Amount and Nature of  % of
Beneficial Owner          Company     Beneficial Ownership  Class

Mathew W. Evans        President       22,000,000 (1)        89%
836 S Slate Canyon Dr  Secretary-
Provo, UT 84606        Treasurer and
                       Director

Robert W. Mann         Former           2,397,600 (1)        9.7%
737 Westholme Ave      President and
Los Angeles, CA 90024  Director

Gary B. Peterson       Former               1,875 (1)          --
2726 E. 2500 N.        Secretary-
Layton, UT 84041       Treasurer and
                       Director
All officers &
directors as a group   1 person         22,000,000           89%

(1) Includes all shares beneficially owned, regardless of the form of ownership.

CHANGES IN CONTROL.

     There are no arrangements including pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS.

     During 1998, the Company issued 22,000,000 shares to the
Company's President for $22,000.   The Company used the office of
a former officer and director of the Company, who also provided accounting, clerical and secretarial services as needed, for $100 per month. The terms of these transactions were not determined on an arms length basis.

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

     2.  Financial Statement Schedules.

     None.

     3.  Exhibits.

     None

     Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1998.




                              SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the Issuer has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MAXI GROUP, INC.



Date:     March 24, 1998       /s/ Mathew W. Evans
                               Mathew W. Evans, President





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



Date:      March 24 1998       /s/ Mathew W. Evans
                              Mathew W. Evans, Director