Form 10-Q
period 1999-03-31
MAXI GROUP INC
filed 1999-08-18
CIK 799511

U.S. Securities and Exchange Commission
                        Washington D.C. 20549

                             Form 10-QSB

             [X]  Quarterly Report Pursuant to Section 13 or
              15(d) of the Securities Exchange Act of 1934.

                 For the Quarter Ended March 31, 1999

                               OR

      [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

                  Commission file number 33-08070-LA

                            MAXI GROUP, INC.
       (name of small business issuer as specified in its charter)

                    Nevada                         87-0420448
       (State of other jurisdiction of         (I.R.S. employer
        incorporation or organization)        identification No.)


                 836 Slate Canyon Drive, Provo, UT 84606
                (Address of principal executive offices)

    Registrant's telephone no., including area code: 801-356-3735



                Former name, former address, and former
              fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Exchange Act:     None

Securities registered pursuant to Section 12(g) of the Exchange Act:     None


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X  No___.

Common Stock outstanding at March 31, 1999 - 24,592,500 shares of $.001 par value Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements

         The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                               MAXI GROUP, INC.
                       [Development Stage Companies]

                          CONDENSED BALANCE SHEETS
                                  [Unaudited]

                                     ASSETS

                                        March 31, 1999      Dec. 31, 1998
                                       ----------------    ---------------
CURRENT ASSETS:
     Cash on Hand                          $    7,820            $ 1,669
     Notes Receivables                          2,000                -

       Total Current Assets                     9,820            $ 1,669
                                           -----------          ---------
TOTAL ASSETS:                              $    9,820            $ 1,669


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        March 31, 1999       Dec. 31,1998
                                        ---------------      ------------
CURRENT LIABILITIES:

    Accounts payable                       $    1,246           $ 4,220
    Payable to related parties                  4,000            11,820
         Total Current Liabilities              5,246            16,040


STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock                               24,593             2,593
    Additional paid-in Capital                 70,374            70,374
    Deficit accumulated during the
     development stage
    Accumulated deficit                       (90,393)          (87,338)
                                          -------------      -------------
    Total Stockholders' Deficit                 4,574           (14,371)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT $     9,820          $  1,669

  The accompanying notes are an integral part of these financial statements.
   NOTE: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

                                 MAXI GROUP, INC.
                          [Development Stage Companies]

                       CONDENSED STATEMENTS OF OPERATIONS
                                   [Unaudited]



                           For the Three      For the Three    From Inception
                           Months Ended       Months Ended        through
                          March 31, 1999      March 31, 1998   March 31, 1999
                         ---------------     ---------------  -----------------

REVENUE
     Interest Income       $     0               $    15        $   7,240
     Total Revenue         $     0               $    15        $   7,240


EXPENSES
     Accounting            $ 2,300               $    -         $   2,300
     General and
     Administrative        $     -               $   790        $  16,824
     Licenses              $   130               $    -         $     130
     Amortization Expense  $     -               $    -         $     160
     Professional Fees     $   625               $    -         $  59,502
     Rent Expense          $     -               $    -         $   1,200
     Travel Expenses       $     -               $    -         $  17,517
                           --------             --------        ---------
     Total Expenses        $ 3,055               $   790        $  97,633

LOSS BEFORE INCOME TAXES   $(3,055)              $  (775)       $ (90,393)

INCOME TAX EXPENSE         $     -               $    -         $    -

NET LOSS                   $(3,055)              $  (775)       $ (90,393)

NET LOSS PER SHARE         $  (.00)              $  (.00)       $    (.00)

   The accompanying notes are an integral part of these financial statements.

                                MAXI GROUP, INC.
                         [Development Stage Companies]

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)


                                        Additional     Stock
                        Common   Stock    Paid-In   Subscriptions  Accumulated
                        Shares   Amount   Capital    Receivable     Deficit
                       -------  ------- ----------  -------------- ------------
BALANCE,
 June 17, 1986              -    $   -   $   -       $    -         $    -

Shares issued to
initial stockholders
for cash               300,000   $  300  $ 14,700   $     -         $    -

Net loss for the
year ended 12/31/86         -         -      -            -         $   (129)

Balance, Dec. 31, 1986 300,000   $  300  $ 14,700   $     -         $   (129)

Contribution of initial
stockholders' shares
for cancellation      (150,000)  $ (150) $    150   $     -         $      -

Net loss for the
year ended 12/31/87         -         -       -           -         $   (289)

Balance, Dec. 31, 1987 150,000   $  150  $ 14,850   $     -         $   (418)

Shares issued pursuant
to public offering
for cash               215,500   $  216  $ 65,264   $     -         $      -

Net loss for the
year ended 12/31/98         -         -         -         -         $ (19,221)

Balance, Dec. 31, 1988 365,500   $  366  $ 80,114   $     -         $ (19,639)

Distribution of stock       -         -         -   $(30,000)       $       -

Net loss for the
year ended 12/31/98         -         -         -         -         $ (16,066)

Balance, Dec. 31, 1989 365,500    $  366  $ 50,114        -         $ (35,705)

Net Loss for the
year ended 12/31/90         -         -         -         -         $  (8,830)

Balance, Dec. 31, 1990 365,500    $  366  $ 50,114        -         $ (44,535)

Shares issued in
private placement      200,000    $  200  $  9,800   $ (9,000)              -

                                           Additional     Stock
                        Common     Stock     Paid-In  Subscriptions  Accumulated
                        Shares    Amount     Capital   Receivable      Deficit
                       --------  -------  ----------- -------------  -----------
Net loss for the
year ended 12/31/91           -   $   -   $        -  $    -        $  (7,238)

Balance, Dec. 31, 1991  565,500   $  566  $   59,914  $ (9,000)     $ (51,733)

Payments received on
stock subscription
receivable                    -   $   -   $        -  $  1,567             -

Net loss for the
year ended 12/31/92           -   $   -   $        -  $     -       $  (5,256)

Balance, Dec. 31, 1992  565,500   $  566  $   59,914  $ (7,433)     $ (57,029)

Cancellation of shares (200,000)  $ (200) $   (7,233) $     -              -


Shares issued in
private placement,
June 1993             1,827,000   $ 1,827 $   14,093  $  7,433      $      -


Net loss for the
year ended 12/31/93           -        -           -         -      $  (5,506)

Balance, Dec. 31,1993 2,192,500   $ 2,193  $  66,774  $      -      $ (62,535)

Net loss for the
year ended 12/31/94           -        -            -        -      $  (7,358)

Balance, Dec. 31,1994 2,192,500   $ 2,193  $  66,774  $      -      $ (74,364)

Net loss for the
year ended 12/31/95           -        -            -        -      $  (4,471)

Balance, Dec. 31,1995 2,192,500   $ 2,193  $   66,774  $     -      $ (74,364)

Shares issued in
private placement,
August 1996             200,000   $   200  $    1,800  $     -              -

Net loss for the
year ended 12/31/96           -        -            -        -      $  (3,768)

Balance, Dec. 31,1996 2,392,500   $ 2,593  $   70,374  $     -      $ (74,364)

Shares issued in
private placement,
February 1997           200,000   $   200  $    1,800  $     -              -

Net loss for the
year ended 12/31/97           -        -            -        -      $  (4,615)

Balance, Dec. 31,1997 2,592,500   $ 2,593  $   70,374  $     -      $ (82,747)

Net loss for the
year ended 12/31/98           -        -            -        -      $  (4,591)

Balance Dec. 31, 1998 2,592,500   $ 2,593  $   70,374  $     -      $ (87,338)



                                          Additional      Stock
                        Common      Stock  Paid-In    Subcriptions Accumulated
                        Shares     Amount  Capital     Receivable     Deficit
                        -------  -------- ----------- ------------- ----------

Shares issued in
private placement,
March 22, 1999        22,000,000 $ 22,000         -           -           -

Net loss for the
 period ended 3/31/99          -       -          -           -        (3,055)

Balance, Mar. 31,1999 24,592,500 $ 24,593         -           -       (90,393)

                                MAXI GROUP, INC.
                        [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS
Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three months ended March 31, 1998, 1997, and 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to
the accounting firm.   At December 31, 1998, the Company owed to the individual
$7,820.  As of March 31, 1999, the balance has been satisfied.

At December 31, 1998 the company owed an officer $4,000 related cash advances made during the year ended December 31, 1998. The advances are non-interest bearing and have no specific repayment terms. The officer has agreed to accept unregistered common stock in exchange for the advances at $.001 per share.

On May 11, 1999, the Company issued 22,000,000 shares of common stock to Mathew Evans in exchange for $20,000 and $2,000 note receivable. The note was written for 8% interest with the balance to be paid in full by September 31, 1999.

NOTE 3 - DISCONTINUED OPERATIONS

None.

NOTE 4 - COMMON STOCK

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

In November 1991, the Company issued 200,000 shares at $.50 per share to the Company's president. The Company received $1,000 in cash and $9,000 receivable due on demand for such issuance.

During the year ended December 31, 1993, the Company received back and canceled 200,000 shares common stock and the related subscription agreement with an officer of the Company. The amounts previously paid for the stock ($2,567) were applied to the purchase of 1,827,000 shares of restricted common stock during June 1993 by the same officer.

In 1997 the Company issued 200,000 shares at $.01 per share to the Company's president. The Company received $2,000 in cash for such issuance.


NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since nception and has expended all of its working capital and has not yet been successful in establishing profitable operations. These factors raise sub-stantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock or through a proposed acqui-sition of another company by issuing common stock. There is no assurance that the Company will be successful in raising this additional capital.

NOTE 6 - CONTINGENCIES

None.

NOTE 7 - SUBSEQUENT EVENTS

None.

PART I FINANCIAL INFORMATION

ITEM 2
            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.

The Company was incorporated June 17, 1986 for the purpose of investing in any and all types of assets, properties, and businesses. The Company has completed a public stock offering with 2,155,000 shares being sold. The gross proceeds of the public offering amounted to $107,750 and offering costs of $42,270 were off-set against the proceeds. The offering was registered on Form S-18 with the Securities and Exchange Commission. During 1994 the Company completed a private placement of 18,270,000 shares of common stock for proceeds of $18,270. On March 11, 1999, the Company issued 22,000,000 shares of common stock for proceeds of $22,000. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investiga-tion of potential investments and acquisitions.

                    Liquidity and Capital Resources

At March 31, 1999 the Company's assets consist primarily of cash from the issu-ance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance the Company will be successful in raising this additional capital. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Manage-ment believes that any acquisition will be made by issuing shares of the Com-pany's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consumma-tion of any acquisition.

                             Results of Operations

The Company's only operation to date has been the preliminary investigation of potential acquisitions.

PART II - OTHER INFORMATION

ITEM I    Legal Proceedings

          None.

ITEM 2    Change in Securities

          Effective March 9, 1999, the Company's shareholders approved a 1 for 10 reverse stock split. All references in the financial statements to number of shares have been retroactively restated to reflect the de-creased number of shares outstanding.

ITEM 3    Defaults on Senior Securities

          None.

ITEM 4    Submission on Matters to a Vote of Security Holders

          None.

ITEM 5    Other Information

          None.

ITEM 6    Exhibits and Reports on Form 8-K

     (A)  Exhibits

          None.

     (B)  Reports on Form 8-K;

          None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              Maxi Group, Inc.

Date: 08/16/99                By /s/ Mathew Evans
                              --------------------
                              Mathew Evans
                              Sole Officer and Director