Form 10-Q
period 1999-06-30
MAXI GROUP INC
filed 1999-08-18
CIK 799511

U.S. Securities and Exchange Commission
                        Washington D.C. 20549

                             Form 10-QSB

             [X]  Quarterly Report Pursuant to Section 13 or
              15(d) of the Securities Exchange Act of 1934.

                 For the Quarter Ended June 30, 1999

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

Common Stock outstanding at August 16, 1999 - 24,592,500 shares of $.001 par value Common Stock.

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

                          CONDENSED BALANCE SHEETS
                                  [Unaudited]

                                     ASSETS

                                        JUNE 30, 1999      Dec. 31, 1998
                                       ----------------    ---------------
CURRENT ASSETS:
     Cash on Hand                          $    4,495            $ 1,669
     Interest Receivable                           21                -
     Notes Receivables                          2,000                -
                                           -----------          ---------
       Total Current Assets                     6,516            $ 1,669
                                           -----------          ---------
TOTAL ASSETS:                              $    6,516            $ 1,669


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                         June 30, 1999       Dec. 31,1998
                                        ---------------      ------------
CURRENT LIABILITIES:

    Accounts payable                       $      310           $ 4,220
    Payable to related parties                  4,000            11,820
                                           ----------           --------

         Total Current Liabilities              5,246            16,040


STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock                               24,593             2,593
    Additional paid-in Capital                 70,374            70,374
    Deficit accumulated during the
     development stage
    Accumulated deficit                       (92,761)          (87,338)
                                          -------------      -------------
    Total Stockholders' Deficit                 2,206           (14,371)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT $     6,516          $  1,669

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

                                 MAXI GROUP, INC.
                          [Development Stage Companies]

                       CONDENSED STATEMENTS OF OPERATIONS
                                   [Unaudited]



                           For the Three      For the Three    From Inception
                           Months Ended       Months Ended        through
                           June 30, 1999      June 30, 1998    June 30, 1999
                         ---------------     ---------------  -----------------

REVENUE
     Interest Income       $    32               $    19        $   7,272

     Total Revenue         $    32               $    19        $   7,272


EXPENSES
     Accounting            $     -               $    -         $   2,300
     General and
     Administrative        $     -               $   300        $  16,824
     Licenses              $     -               $    -         $     130
     Amortization Expense  $     -               $    -         $     160
     Professional Fees     $ 2,400               $   750        $  61,902
     Rent Expense          $     -               $    -         $   1,200
     Travel Expenses       $     -               $    -         $  17,517
                           --------             --------        ---------
     Total Expenses        $ 2,400               $ 1,050        $ 100,033

LOSS BEFORE INCOME TAXES   $(2,368)              $(1,031)       $ (92,761)

INCOME TAX EXPENSE         $     -               $    -         $    -
                           --------             ---------       ----------
NET LOSS                   $(2,368)              $(1,031)       $ (92,761)

NET LOSS PER SHARE         $  (.00)              $  (.00)       $    (.00)

   The accompanying notes are an integral part of these financial statements.

                                MAXI GROUP, INC.
                         [Development Stage Companies]

                       CONDENSED STATEMENTS OF OPERATIONS
                                  [Unaudited]

                           For the Six          For the Six         From
                          Months Ended          Months Ended     Inception to
                          June 30, 1999         June 30, 1998    June 30, 1999
REVENUE:
     Interest Income        $        32         $         34       $    7,272

     Total Revenue          $        32         $         34       $    7,272

EXPENSES:
     Accounting             $     2,300         $          0       $    2,300
     Gen. & Administrative  $         0         $      1,091       $   16,824
     Licenses               $       130         $          0       $      130
     Amortization           $         0         $          0       $      160
     Professional Fees      $     3,025         $        750       $   61,902
     Rent Expense           $         0         $          0       $    1,200
     Travel Expense         $         0         $          0       $   17,517

     Total Expenses         $     5,455         $      1,841       $  100,033

LOSS BEFORE INCOME TAXES:   $    (5,423)        $     (1,807)      $  (92,761)

INCOME TAX EXPENSE          $         0         $          0       $        0

NET LOSS                    $    (5,423)        $     (1,807)      $  (92,761)

NET LOSS PER SHARE          $      (.00)        $       (.00)      $     (.00)

The accompanying notes are an integral part of these financial statements.

                                MAXI GROUP, INC.
                         [Development Stage Companies]

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)


                                        Additional     Stock
                        Common   Stock    Paid-In   Subscriptions  Accumulated
                        Shares   Amount   Capital    Receivable     Deficit
                       -------  ------- ----------  -------------- ------------
BALANCE,
 June 17, 1986              -    $   -   $   -       $    -         $    -

Shares issued to
initial stockholders
for cash               300,000   $  300  $ 14,700   $     -         $    -

Net loss for the
year ended 12/31/86         -         -      -            -         $   (129)

Balance, Dec. 31, 1986 300,000   $  300  $ 14,700   $     -         $   (129)

Contribution of initial
stockholders' shares
for cancellation      (150,000)  $ (150) $    150   $     -         $      -

Net loss for the
year ended 12/31/87         -         -       -           -         $   (289)

Balance, Dec. 31, 1987 150,000   $  150  $ 14,850   $     -         $   (418)

Shares issued pursuant
to public offering
for cash               215,500   $  216  $ 65,264   $     -         $      -

Net loss for the
year ended 12/31/98         -         -         -         -         $ (19,221)

Balance, Dec. 31, 1988 365,500   $  366  $ 80,114   $     -         $ (19,639)

Distribution of stock       -         -         -   $(30,000)       $       -

Net loss for the
year ended 12/31/98         -         -         -         -         $ (16,066)

Balance, Dec. 31, 1989 365,500    $  366  $ 50,114        -         $ (35,705)

Net Loss for the
year ended 12/31/90         -         -         -         -         $  (8,830)

Balance, Dec. 31, 1990 365,500    $  366  $ 50,114        -         $ (44,535)

Shares issued in
private placement      200,000    $  200  $  9,800   $ (9,000)              -

                                           Additional     Stock
                        Common     Stock     Paid-In  Subscriptions  Accumulated
                        Shares    Amount     Capital   Receivable      Deficit
                       --------  -------  ----------- -------------  -----------
Net loss for the
year ended 12/31/91           -   $   -   $        -  $    -        $  (7,238)

Balance, Dec. 31, 1991  565,500   $  566  $   59,914  $ (9,000)     $ (51,733)

Payments received on
stock subscription
receivable                    -   $   -   $        -  $  1,567             -

Net loss for the
year ended 12/31/92           -   $   -   $        -  $     -       $  (5,256)

Balance, Dec. 31, 1992  565,500   $  566  $   59,914  $ (7,433)     $ (57,029)

Cancellation of shares (200,000)  $ (200) $   (7,233) $     -              -


Shares issued in
private placement,
June 1993             1,827,000   $ 1,827 $   14,093  $  7,433      $      -


Net loss for the
year ended 12/31/93           -        -           -         -      $  (5,506)

Balance, Dec. 31,1993 2,192,500   $ 2,193  $  66,774  $      -      $ (62,535)

Net loss for the
year ended 12/31/94           -        -            -        -      $  (7,358)

Balance, Dec. 31,1994 2,192,500   $ 2,193  $  66,774  $      -      $ (74,364)

Net loss for the
year ended 12/31/95           -        -            -        -      $  (4,471)

Balance, Dec. 31,1995 2,192,500   $ 2,193  $   66,774  $     -      $ (74,364)

Shares issued in
private placement,
August 1996             200,000   $   200  $    1,800  $     -              -

Net loss for the
year ended 12/31/96           -        -            -        -      $  (3,768)

Balance, Dec. 31,1996 2,392,500   $ 2,593  $   70,374  $     -      $ (74,364)

Shares issued in
private placement,
February 1997           200,000   $   200  $    1,800  $     -              -

Net loss for the
year ended 12/31/97           -        -            -        -      $  (4,615)

Balance, Dec. 31,1997 2,592,500   $ 2,593  $   70,374  $     -      $ (82,747)

Net loss for the
year ended 12/31/98           -        -            -        -      $  (4,591)

Balance Dec. 31, 1998 2,592,500   $ 2,593  $   70,374  $     -      $ (87,338)



                                          Additional      Stock
                        Common      Stock  Paid-In    Subcriptions Accumulated
                        Shares     Amount  Capital     Receivable     Deficit
                        -------  -------- ----------- ------------- ----------

Shares issued in
private placement,
March 22, 1999        22,000,000 $ 22,000         -           -           -

Net loss for the
 period ended 06/30/99          -       -         -           -        (5,423)

Balance, June 30,1999 24,592,500 $ 24,593         -           -       (92,761)

                                MAXI GROUP, INC.
                        [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS
Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the six months ended June 30, 1998, 1997, and 1996, the
Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to
the accounting firm.   At December 31, 1998, the Company owed to the individual
$7,820.  As of March 31, 1999, the balance has been satisfied.

At December 31, 1998 the company owed an officer $4,000 related cash advances made during the year ended December 31, 1998. The advances are non-interest bearing and have no specific repayment terms. The officer has agreed to accept unregistered common stock in exchange for the advances at $.001 per share.

On May 11, 1999, the Company issued 22,000,000 shares of common stock to Mathew Evans in exchange for $20,000 and $2,000 note receivable. The note was written for 8% interest with the balance to be paid in full by September 30, 1999.

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

On March 11, 1999, the Board of Directors of the Registratn adopted, ratified and approved a resolution to issue 22,000,000 "unregistered" and "restricted" post-split shares of its $0.001 par value common voting stock to Mathew Evans in consideration of the sum of $22,000. This action was approved by the majority shareholders of the Registrant on March 11, 1999.

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

                    Liquidity and Capital Resources

At June 30, 1999 the Company's assets consist primarily of cash from the issu-ance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance the Company will be successful in raising this additional capital. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Manage-ment believes that any acquisition will be made by issuing shares of the Com-pany's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consumma-tion of any acquisition.

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

                              Maxi Group, Inc.

Date: 08/17/99                By /s/ Mathew Evans
                              --------------------
                              Mathew Evans
                              Sole Officer and Director