Form 10-Q
period 1999-09-30
MAXI GROUP INC
filed 1999-11-15
CIK 799511

U.S. Securities and Exchange Commission
                        Washington D.C. 20549

                             Form 10-QSB

             [X]  Quarterly Report Pursuant to Section 13 or
              15(d) of the Securities Exchange Act of 1934.

                 For the Quarter Ended September 30, 1999

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

Common Stock outstanding at November 12, 1999 - 24,592,500 shares of $.001 par value Common Stock.

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

                          CONDENSED BALANCE SHEETS
                                  [Unaudited]

                                     ASSETS

                                        Sept. 30, 1999      Dec. 31, 1998
                                       ----------------    ---------------
CURRENT ASSETS:
     Cash on Hand                          $    4,495            $ 1,669
     Interest Receivable                           72                -
     Notes Receivables                          2,000                -
                                           -----------          ---------
       Total Current Assets                     6,567            $ 1,669
                                           -----------          ---------
TOTAL ASSETS:                              $    6,567            $ 1,669


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                         Sept. 30, 1999       Dec. 31,1998
                                        ---------------      ------------
CURRENT LIABILITIES:

    Accounts payable                       $      357           $ 4,220
    Payable to related parties                  4,000            11,820
                                           ----------           --------

         Total Current Liabilities              4,357            16,040


STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock                               24,593             2,593
    Additional paid-in Capital                 70,374            70,374
    Deficit accumulated during the
     development stage
    Accumulated deficit                       (92,757)          (87,338)
                                          -------------      -------------
    Total Stockholders' Deficit                 2,210           (14,371)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT $     6,567          $  1,669

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

                                 MAXI GROUP, INC.
                          [Development Stage Companies]

                       CONDENSED STATEMENTS OF OPERATIONS
                                   [Unaudited]



                           For the Three      For the Three    From Inception
                           Months Ended       Months Ended        through
                           Sept 30, 1999      Sept 30, 1998    Sept 30, 1999
                         ---------------     ---------------  -----------------

REVENUE
     Interest Income       $    40               $    26        $   7,312
                          ----------            ----------      ----------
     Total Revenue         $    40               $    26        $   7,312


EXPENSES
     Accounting            $     -               $    -         $   2,300
     General and
     Administrative        $    36               $   300        $  16,860
     Licenses              $     -               $    -         $     130
     Amortization Expense  $     -               $    -         $     160
     Professional Fees     $     -               $ 2,223        $  61,902
     Rent Expense          $     -               $    -         $   1,200
     Travel Expenses       $     -               $    -         $  17,517
                           --------             --------        ---------
     Total Expenses        $    36               $ 2,523        $ 100,069

GAIN/LOSS BEFORE TAXES     $     4               $(2,497        $ (92,757)

INCOME TAX EXPENSE         $     -               $    -         $    -
                           --------             ---------       ----------
NET LOSS                   $     4              $(2,497)       $  (92,757)

NET LOSS PER SHARE         $  (.00)              $  (.00)       $    (.00)

   The accompanying notes are an integral part of these financial statements.

                                MAXI GROUP, INC.
                         [Development Stage Companies]

                       CONDENSED STATEMENTS OF OPERATIONS
                                  [Unaudited]

                          For the Nine          For the Nine     From
                          Months Ended          Months Ended     Inception to
                          Sept 30, 1999         Sept 30, 1998    Sept 30, 1999
REVENUE:
     Interest Income        $        72         $         60       $    7,312
                            -----------         ------------       ----------
     Total Revenue          $        72         $         60       $    7,312

EXPENSES:
     Accounting             $     2,300         $          0       $    2,300
     Gen. & Administrative  $        36         $      1,391       $   16,860
     Licenses               $       130         $          0       $      130
     Amortization           $         0         $          0       $      160
     Professional Fees      $     3,025         $      2,973       $   61,902
     Rent Expense           $         0         $          0       $    1,200
     Travel Expense         $         0         $          0       $   17,517
                            -----------         ------------       ----------
     Total Expenses         $     5,491         $      4,364       $  100,069

LOSS BEFORE INCOME TAXES:   $    (5,419)        $     (4,304)      $  (92,757)

INCOME TAX EXPENSE          $         0         $          0       $        0

NET LOSS                    $    (5,419)        $     (4,304)      $  (92,757)

NET LOSS PER SHARE          $      (.00)        $       (.00)      $     (.00)

The accompanying notes are an integral part of these financial statements.

                                MAXI GROUP, INC.
                         (Development Stage Company)

                          STATEMENTS OF CASH FLOWS

                                 (Unaudited)


                                      For the Nine        From Inception
                                      Months Ended        On June 17, 1986
                                      September 30,       Through Sept. 30,
                                      1999       1998          1999
                                      ____       ____          ____

Cash Flows to Operating Activities:
     Net income (loss)                $ (5,419)  $ (4,304)     $(92,757)
                                      _________  _________     _________

     Adjustments to reconcile net
      income to net cash used by
      Operating activities:
       Amortization expense               -           -             160

     Changes in assets and liabilities
       Accounts payable               $(15,755)  $   1,474     $ (6,635)

     Net Cash Flows to
      Operating Activities            $(21,174)    (2,830)      (99,232)
                                      _________  _________     _________

Cash Flows to Investing Activities:
     Organization Costs                   -           -            (160)
     Investment in subsidiary             -           -         (30,000)
     Related Party Payable            $  4,000      4,900        10,920
                                      _________  _________     _________

   Net Cash Flows to Investing
    Activities                        $  4,000      4,900       (19,240)

Cash Flows from (to) Financing
   Activities:
    Proceeds from initial issuance
     common stock                         -           -          15,000
    Proceeds from common stock          20,000        -         116,377
    Stock offering Costs                  -           -          (8,410)
                                       ________  __________    _________
    Net cash Flows from (to)
    Financing Activities                20,000        -         122,967
                                       ________  __________    _________

Net Increase (Decrease) in Cash          2,826      2,070         4,495

Cash at Beginning of Period           $  1,669      1,810             -
                                      ________   __________    _________

Cash at End of Period                 $  4,495   $  3,880      $  4,495
                                      ________   __________    _________

                                MAXI GROUP, INC.
                         [Development Stage Companies]

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)


                                        Additional     Stock
                        Common   Stock    Paid-In   Subscriptions  Accumulated
                        Shares   Amount   Capital    Receivable     Deficit
                       -------  ------- ----------  -------------- ------------
BALANCE,
 June 17, 1986              -    $   -   $   -       $    -         $    -

Shares issued to
initial stockholders
for cash               300,000   $  300  $ 14,700   $     -         $    -

Net loss for the
year ended 12/31/86         -         -      -            -         $   (129)

Balance, Dec. 31, 1986 300,000   $  300  $ 14,700   $     -         $   (129)

Contribution of initial
stockholders' shares
for cancellation      (150,000)  $ (150) $    150   $     -         $      -

Net loss for the
year ended 12/31/87         -         -       -           -         $   (289)

Balance, Dec. 31, 1987 150,000   $  150  $ 14,850   $     -         $   (418)

Shares issued pursuant
to public offering
for cash               215,500   $  216  $ 65,264   $     -         $      -

Net loss for the
year ended 12/31/98         -         -         -         -         $ (19,221)

Balance, Dec. 31, 1988 365,500   $  366  $ 80,114   $     -         $ (19,639)

Distribution of stock       -         -         -   $(30,000)       $       -

Net loss for the
year ended 12/31/98         -         -         -         -         $ (16,066)

Balance, Dec. 31, 1989 365,500    $  366  $ 50,114        -         $ (35,705)

Net Loss for the
year ended 12/31/90         -         -         -         -         $  (8,830)

Balance, Dec. 31, 1990 365,500    $  366  $ 50,114        -         $ (44,535)

Shares issued in
private placement      200,000    $  200  $  9,800   $ (9,000)              -

                                           Additional     Stock
                        Common     Stock     Paid-In  Subscriptions  Accumulated
                        Shares    Amount     Capital   Receivable      Deficit
                       --------  -------  ----------- -------------  -----------
Net loss for the
year ended 12/31/91           -   $   -   $        -  $    -        $  (7,238)

Balance, Dec. 31, 1991  565,500   $  566  $   59,914  $ (9,000)     $ (51,733)

Payments received on
stock subscription
receivable                    -   $   -   $        -  $  1,567             -

Net loss for the
year ended 12/31/92           -   $   -   $        -  $     -       $  (5,256)

Balance, Dec. 31, 1992  565,500   $  566  $   59,914  $ (7,433)     $ (57,029)

Cancellation of shares (200,000)  $ (200) $   (7,233) $     -              -


Shares issued in
private placement,
June 1993             1,827,000   $ 1,827 $   14,093  $  7,433      $      -


Net loss for the
year ended 12/31/93           -        -           -         -      $  (5,506)

Balance, Dec. 31,1993 2,192,500   $ 2,193  $  66,774  $      -      $ (62,535)

Net loss for the
year ended 12/31/94           -        -            -        -      $  (7,358)

Balance, Dec. 31,1994 2,192,500   $ 2,193  $  66,774  $      -      $ (74,364)

Net loss for the
year ended 12/31/95           -        -            -        -      $  (4,471)

Balance, Dec. 31,1995 2,192,500   $ 2,193  $   66,774  $     -      $ (74,364)

Shares issued in
private placement,
August 1996             200,000   $   200  $    1,800  $     -              -

Net loss for the
year ended 12/31/96           -        -            -        -      $  (3,768)

Balance, Dec. 31,1996 2,392,500   $ 2,593  $   70,374  $     -      $ (74,364)

Shares issued in
private placement,
February 1997           200,000   $   200  $    1,800  $     -              -

Net loss for the
year ended 12/31/97           -        -            -        -      $  (4,615)

Balance, Dec. 31,1997 2,592,500   $ 2,593  $   70,374  $     -      $ (82,747)

Net loss for the
year ended 12/31/98           -        -            -        -      $  (4,591)

Balance Dec. 31, 1998 2,592,500   $ 2,593  $   70,374  $     -      $ (87,338)



                                          Additional      Stock
                        Common      Stock  Paid-In    Subcriptions Accumulated
                        Shares     Amount  Capital     Receivable     Deficit
                        -------  -------- ----------- ------------- ----------

Shares issued in
private placement,
March 11, 1999        22,000,000 $ 22,000         -           -           -

Net gain for the
 period ended 09/30/99          -       -         -           -             4

Balance, 09/30/99     24,592,500 $ 24,593         -           -       (92,757)

                                MAXI GROUP, INC.
                        [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the period ended September 30,1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS
Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the nine months ended September 30, 1998, 1997, and 1996, the Company owed $8,440 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination agreed to accept one-half of the outstanding obligation, with the balance to be paid to
the accounting firm.   At December 31, 1998, the Company owed to the individual
$7,820.  As of March 31, 1999, the balance has been satisfied.

At December 31, 1998 the company owed an officer $4,000 related cash advances made during the year ended December 31, 1998. The advances are non-interest bearing and have no specific repayment terms. The officer has agreed to accept unregistered common stock in exchange for the advances at $.001 per share.

On May 11, 1999, the Company issued 22,000,000 shares of common stock to Mathew Evans in exchange for $20,000 and $2,000 note receivable. The note was written for 8% interest with the balance to be paid in full originally by September
30, 1999 but the terms have been amended to pay the balance by December 31, 1999.

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

On March 11, 1999, the Board of Directors of the Registrant adopted, ratified and approved a resolution to issue 22,000,000 "unregistered" and "restricted" post-split shares of its $0.001 par value common voting stock to Mathew Evans in consideration of the sum of $20,000 paid by personal check and a $2,000 note receivable of Mathew Evans. This action was approved by the majority shareholders of the Registrant on March 11, 1999.

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

NOTE 6 - CONTINGENCIES

None.

NOTE 7 - "Year 2000"

Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

NOTE 8 - SUBSEQUENT EVENTS

None.

PART I FINANCIAL INFORMATION

ITEM 2
            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.

The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company ;and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition. During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

                    Liquidity and Capital Resources

At September 30, 1999 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance the Company will be successful in raising this additional capital. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Manage-ment believes that any acquisition will be made by issuing shares of the Com-pany's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consumma-tion of any acquisition.

                             Results of Operations

The Company's only operation to date has been the preliminary investigation of potential acquisitions.

PART II - OTHER INFORMATION

ITEM I    Legal Proceedings

          None.

ITEM 2    Change in Securities

          None.

ITEM 3    Defaults on Senior Securities

          None.

ITEM 4    Submission on Matters to a Vote of Security Holders

          None.

ITEM 5    Other Information

          None

ITEM 6    Exhibits and Reports on Form 8-K

     (A)  Exhibits

          None.

     (B)  Reports on Form 8-K;

          None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              Maxi Group, Inc.

Date: 11/12/99                By /s/ Mathew Evans
                              --------------------
                              Mathew Evans
                              Sole Officer and Director