Form 10KSB
period 1999-12-31
MAXI GROUP INC
filed 2000-05-16
CIK 799511

FORM 10-KSB

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 1999

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

                 836 South Slate Canyon Drive, Provo, Utah 84606
              (Address of principal executive offices)     (Zip Code)

Issuer's telephone number, including area code: (801) 356-3735

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and none will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Shares outstanding of the Issuer's common stock as of December 31, 1999:
24,592,500

The issuer had no significant revenue for its fiscal year ended December 31, 1999.

The aggregate market value of the common voting stock held by non-affiliates as of April 14, 2000: Undetermined.

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

     Since its public offering, the Company has issued additional shares of common stock for cash on various occasions in private offerings. At December 31, 1999, the Company had 24,592,500 shares issued and outstanding.

     The Company reverse split its common stock on a 10 to 1 basis, reducing the total issued and outstanding to 2,592,500 shares. The Company then issued an additional 22,000,000 shares for a total consideration of $22,000 cash. In conjunction with this, existing management resigned and appointed new management.

     (B) BUSINESS OF ISSUER.

     None.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise during the 4th quarter of the fiscal year 1999.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A) MARKET INFORMATION.

     There was no established "public market" for shares of common stock of Maxi Group, Inc. during the 1999 fiscal year. Maxi Group, Inc. intends to submit its common stock for quotation on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD").

     (B) HOLDERS.

     The approximate number of record holders of the Issuer's common stock as of April 14, 1999, is 14.

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

     The Company plans to create or design business plan of operation.

ITEM 7.  FINANCIAL STATEMENTS.

     See attached financial statements; Balanced Sheet as of December 31, 1999 and 1998; Statement of operations for the years ended December 31, 1999 and 1998 and cumulative amounts since inception; Statement of stockholders' deficit from inception; Statement of cash flows for the years ended December 31, 1999 and 1998 and cumulative amounts since inception and Notes to financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the two most recent fiscal years, there has not been any change in the principal independent accountant for the registrant, and there has been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     (A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

     The current sole director of the registrant, who will serve until the next annual meeting, or until his successors are elected or appointed and qualified, is set forth below:

NAME               AGE                 YEAR FIRST          POSITION
                                       ELECTED AS
                                       DIRECTOR
Mathew Evans       28                 Since March, 1999     President,
                                                            Secretary-
                                                            Treasurer &
                                                            Director


Business Experience

Mathew W. Evans, has been employed as a City Planner with the cities of Provo, Utah (April 1997 - Present) and Riverton, Utah (January, 1995 - April 1997). He received a Bachelor of Science Degree in Geography from Utah State University in Logan, Utah, with emphasis in Rural planning and Urban Geography, and also received a certificate in Urban and Regional Planning from the University of Utah.

     (B) IDENTIFY SIGNIFICANT EMPLOYEES: The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

     (C) FAMILY RELATIONSHIPS: None.

     (D) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type described in Section 401(d) of Regulation S-B.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT: Not applicable

ITEM 10.  EXECUTIVE COMPENSATION.

     During the current fiscal year the Company has no present plans to pay any other compensation to officers or directors.

     There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the registrant.

Item 11.  Executive Compensation


                          SUMMARY COMPENSATION TABLE

______________________________________________________________________________
                             Annual Compensation              Long-term
                                                              Awards
______________________________________________________________________________
Name and          Salary     Bonus         Other    Restricted     Securities
Principal         Annual                   Annual   Stock Awards    Under
Position                               Compensation                 Option
______________________________________________________________________________
Mathew W. Evans  $2,000        0             0           0             0
President and Chief
Executive Officer
(3/99 - present)

______________________________________________________________________________

Compensation of Directors.

     There are no standard arrangement pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

SECTION 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.

     The following table sets forth the beneficial stock ownership of all persons known by the registrant to own more than 5% of the outstanding common stock, and the officers and directors, both individually and as a group as of April 14, 2000.

                            Number of Shares                Percentage
Name and Address            Beneficially Owned              Of Class (1)
Mathew W. Evans                22,000,000                      89%
836 S. Slate Canyon Dr.
Provo, UT 84601

Robert W. Mann                  2,397,600                      9.7%
737 Westholme Ave.
Los Angles, CA 90024

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                             Number of Shares              Percentage of
Name and Address             Beneficially Owned            Class (1)
Mathew W. Evans               22,000,000                     89%
836 S. Slate Canyon Dr.
Provo, UT 84606
>
All directors and executive
officers as a group
(1 person)                    22,000,000                     89%

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

     On May 11, 1999, the Company issued 22,000,000 shares of common stock to Mathew Evans in exchange for $20,000 and $2,000 note receivable. The note receivable was exchanged for $2000 salary payment to Mr. Evans for services rendered during the fiscal 1999 year as sole officer and director of the Company.

     No officer, director, promoter, or affiliate of the Issuer has or proposes to have any direct or indirect material interest by security holdings, contracts, options, or otherwise in the Issuer or any asset proposed to be acquired by the Issuer other than as described herein.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.
            23.01          Consent of Accountants        Filed Herewith
            27.01          Financial Data                Filed Herewith

     (b) Reports on Form 8-K.

          None.

                           SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Maxi Group, Inc.

Date: April 14, 2000               By /s/ Mathew Evans
                                   Mathew Evans, President
                                   Chief Executive Officer, and
                                   Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2000                 /s/ Mathew Evans
                                   Mathew W. Evans, Director

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-reporting annual report or proxy statement has been sent to security holders.

                                                              MAXI GROUP, Inc.
                                                 (A Development Stage Company)
                                                          Financial Statements

                                                                          Page
Independent auditors' report                                              F-1

Balance sheet at December 31, 1999 and 1998                               F-2

Statement of operations for the years
ended December 31, 1999 and 1998 and
cumulative amounts since inception                                        F-3

Statement of stockholders' deficit
from inception                                                            F-4

Statement of cash flows for the years
ended December 31, 1999 and 1998 and
cumulative amounts since inception                                        F-6

Notes to financial statements                                             F-7

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Maxi Group, Inc.

We have audited the accompanying balance sheet of Maxi Group, Inc., (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxi Group, Inc., (a development stage company) as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception in conformity with generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

                              TANNER+CO.

Salt Lake City, Utah
March 27, 2000

                                                              MAXI GROUP, INC.
                                                 (A Development Stage Company)

                                                                 Balance Sheet
                                                                  December 31,

              Assets                                  1999             1998
Current assets - cash                        $       4,495     $      1,669
                                             ______________      ____________
Total Assets                                         4,495            1,669

     Liabilities and Stockholders' Deficit

Current liabilities:
      Accounts payable                       $         310     $      4,220
      Payable to related parties                     4,000           11,820
                                              ______________     ____________

                 Total current liabilities   $       4,310     $     16,040
                                              ______________     ____________
Total Liabilities                            $       4,310     $     16,040
Stockholders' deficit:
    Common stock,$.001 par value;100,000,000
        Shares authorized; 2,592,500 shares
        Issued and outstanding               $      24,593     $      2,593
    Additional paid-in capital               $      70,374     $     70,374
    Accumulated deficit                      $     (94,782)    $    (87,338)
                                              ______________    _____________
    Total stockholders' deficit              $         185     $    (14,371)
                                              ______________    _____________
                                             $       4,495     $      1,669
Total liabilities and stockholders' deficit   ______________    _____________



______________________________________________________________________________

See accompanying notes to financial statements.















                                                              MAXI GROUP, INC.
                                                 (A Development Stage Company)

                                               Years Ended         Cumulative
                                               December 31,        Amounts
                                                                   Since
                                         1999        1998          Inception

Revenue - interest income          $      11      $    73        $    7,251
                                   _____________  ___________     ___________
Total Revenues                     $      11      $    73        $    7,251
Expenses:
       Professional fees               4,700        2,223            63,577
       Administrative expenses         2,755        1,241            19,579
       Travel Expenses                     -            -            17,517
       Amortization Expense                -            -               160
       Rent Expense                        -        1,200             1,200
                                   _____________  ___________     ___________
            Total expenses         $   7,455      $ 4,664        $  102,033
                                   _____________  ___________     ___________
Loss before income taxes           $  (7,444)     $(4,591)       $  (94,782)

Income tax expense                         -            -                 -
                                   _____________  ___________     ___________
     Net loss                      $  (7,444)     $(4,591)       $  (94,782)
                                   _____________  ___________     ___________
     Loss per common share
     -basic and diluted            $    (.00)     $  (.00)       $     (.04)
                                   _____________  ___________     ___________
     Weighted average common
     shares-basic and diluted     19,093,000    2,592,000         2,565,000
                                   _____________  ___________     ___________
______________________________________________________________________________

See accompanying notes to financial statements.

                                                              MAXI GROUP, INC.
                                                 (A Development Stage Company)

                                             Statement of Stockholder's Equity
                                                                From Inception
                                                     Through December 31, 1999

                                           Additional  Stock        Accum
                           Common Stock    Paid-In     Subscription ulated
                         Shares    Amount  Capital     Receivable   Deficit
Balance, June 17,
1986                        -    $    -    $      -    $    -       $     -

Shares issued to
initial stockholders
for cash                300,000      300      14,700        -             -

Net loss for the
period ended December
31, 1986                    -         -           -         -           (129)
                        ______________________________________________________
Balance, December
31, 1986                300,000      300      14,700        -           (129)

Contribution of
initial stockholders'
shares for
cancellation           (150,000)    (150)        150        -             -

Net loss for the
year ended December
31, 1987                    -         -           -         -           (289)
                        ______________________________________________________
Balance, December
31, 1987                150,000      150      14,850        -           (418)

Shares issued
pursuant to public
offering for cash       215,500      216      65,264        -             -

Net loss for the
year ended
December 31, 1988           -         -           -         -         (19,221)
                         ______________________________________________________
Balance, December
31, 1988                365,500      366      80,114        -         (19,221)

Distributions of
stock                       -         -      (30,000)       -             -

Net loss for the
year ended December
31, 1989                    -         -           -         -         (16,066)
                         ______________________________________________________

                                                             MAXI GROUP, INC..
                                                 (A Development Stage Company)

                                              Statement of Stockholders Equity
                                      From Inception Through December 31, 1999
                                                                     Continued
                                           Additional  Stock           Accum-
                           Common Stock    Paid-In     Subscription    ulated
                        Shares      Amount Capital     Receivable      Deficit

Balance, December 31,
1989                    365,500   $    366 $  50,114    $     -     $ (35,705)

Net loss for the year
ended December 31,
1990                          -          -         -          -        (8,830)
                        ______________________________________________________
Balance, December 31,
1990                    365,500        366    50,114          -       (44,535)

Shares issued in
private placement       200,000        200     9,800      (9,000)          -

Net loss for the year
ended December 31,
1991                          -          -         -           -       (7,238)
                        ______________________________________________________
Balance, December 31,
1991                    565,500        566    59,914      (9,000)     (51,773)

Payments received on
stock subscription
receivable                    -         -          -       1,567           -

Net loss for the year
ended December 31,
1992                          -         -          -           -       (5,256)
                        ______________________________________________________
Balance, December 31,
1992                    565,500       566     59,914      (7,433)     (57,029)

Cancellation of
shares                  200,000       200      7,233           -           -

Shares issued in
private placement,
June 1993             1,827,000     1,827     14,093       7,433           -

Net loss for the
year ended
December 31, 1993            -          -          -           -       (5,506)
                        ______________________________________________________
Balance, December
31, 1993              2,192,500     2,193      66,774          -      (62,535)

                                                             MAXI GROUP, INC..
                                                 (A Development Stage Company)

                                              Statement of Stockholders Equity
                                      From Inception Through December 31, 1999
                                                                     Continued
                                           Additional  Stock           Accum
                           Common Stock    Paid-In     Subscription    ulated
                        Shares      Amount Capital     Receivable      Deficit
Net loss for the
year ended
December 31, 1994            -    $     -  $      -    $      -    $   (7,358)
                        ______________________________________________________
Balance, December
31, 1994             2,192,500      2,193    66,774           -       (69,893)

Net loss for the
year ended
December 31, 1995            -          -         -           -        (4,471)
                        ______________________________________________________
Balance, December
31, 1995             2,192,500      2,193    66,774           -       (74,364)

Shares issued in
private placement,
August 1994            200,000        200     1,800           -            -

Net loss for the
year ended
December 31, 1996            -          -         -           -        (3,768)
                        ______________________________________________________
Balance, December
31, 1996             2,392,500      2,393    68,574           -       (78,132)

Shares issued in
private placement,
February 1997          200,000        200     1,800           -            -

Net loss for the
year ended
December 31, 1997            -          -         -           -        (4,615)
                        ______________________________________________________
Balance, December
31, 1997             2,592,500      2,593    70,374           -       (82,747)

Net loss for the
year ended
December 31, 1998            -          -         -           -        (4,591)
                        ______________________________________________________
Balance, December
31, 1998             2,592,500      2,593    70,374           -       (87,388)


                                                             MAXI GROUP, INC..
                                                 (A Development Stage Company)

                                              Statement of Stockholders Equity
                                      From Inception Through December 31, 1999
                                                                     Continued
                                           Additional   Stock           Accum
                           Common Stock    Paid-In      Subscription    ulated
                        Shares      Amount Capital      Receivable      Deficit
Shares issued in
private placement
March 1999           22,000,000 $   22,000 $     -      $      -    $        -

Net loss for the
year ended
December 31, 1999             -          -       -             -       (7,444)
                        ______________________________________________________
Balance, December
31, 1999             24,592,500 $   24,593 $  70,374     $     -    $   94,782

See accompanying notes to financial statements.

                                                             MAXI GROUP, INC..
                                                 (A Development Stage Company)
                                                       Statement of Cash Flows

                               Years Ended December 31, and Cumulative Amounts

                                                                    Cumulative
                                              Years Ended           Amounts
                                              December 31,          Since
                                          1999            1998      Inception
                                     _________________________________________
Cash flows from operating activities:
     Net loss                         $  (7,444)     $  (4,591)     $ (94,782)
     Adjustments to reconcile
     net loss to net cash used
     in operating activiti
        Amortization Expense                  -              -            160
       (Decrease) increase in
        accounts payable                 (3,910)          (750)           310
                                     _________________________________________
          Net cash used in
          Operating activities          (11,354)        (5,341)       (94,312)
                                     _________________________________________
Cash flows from investing activities:
     Organization costs                      -              -            (160)
     Investment                              -              -         (30,000)
     Increase in related party payable  (7,820)         5,200           4,000
                                     _________________________________________
          Net cash provided by
          (used in)
          Investing activities          (7,820)         5,200         (26,160)
                                     _________________________________________
Cash flows from financing activities:
     Proceeds from initial issuance
     of common stock                    22,000              -         118,377
     Net proceeds from issuance of
       common stock                          -              -          15,000
     Public offering costs                   -              -          (8,410)
          Net cash provided by
          financing activities          22,000              -         124,967
                                     _________________________________________

Net (decrease) increase in cash          2,826           (141)          4,495

Cash, beginning of period                1,669          1,810              -
                                     _________________________________________
Cash, end of period               $      4,495      $   1,669      $    4,495
                                     _________________________________________

______________________________________________________________________________
See accompanying notes to financial statements.

                                                             MAXI GROUP, INC..
                                                 (A Development Stage Company)

                                                 Notes to Financial Statements

                                                    December 31, 1999 and 1998

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

     The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury method and the average market price per share during the year.

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

                                                             MAXI GROUP, INC..
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                     Continued

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

    Management of the Company is currently developing a plan to attempt to resolve these uncertainties. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

3.  Related Party Transactions

    The Company had agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. The Company incurred expenses under the agreement of $1,200 for the year ending December 31, 1998. As of December 31,1998, the Company owed $7,820 to the officer. During the year ended December 31, 1999, this amount was paid.

    At December 31, 1999 the Company owed a former officer $4,000 related cash advances made during the year ended December 31, 1998. The advances are non-interest bearing and have no specific repayment terms. The officer has agreed to accept unregistered common stock in exchange for the advances at $.001 per share.

4.  Supplemental Cash Flow Disclosure

    The Company has not paid any amounts for interest or income taxes during the years ended December 31, 1998 and 1997, and since inception.

______________________________________________________________________________

                                                             MAXI GROUP, INC..
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                     Continued

5.  Income Taxes

    The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                Years Ended
                                                December 31,       Cumulative
                                            1999         1998      Amounts
                 Income tax benefit at
                 statutory rate          $ 1,000      $ 1,000     $ 30,000
                 Change in valuation
                 allowance                (1,000)      (1,000)     (30,000)
                                        __________    __________  __________
                                         $    -       $    -      $    -
                                        __________    __________  __________

                 Deferred tax assets are as follows:

                                                        December 31,
                                                   1999               1998
                 Operating loss carryforward    $ 30,000          $  29,000
                 Valuation allowance             (30,000)           (29,000)
                                                __________        ___________
                                                $    -            $    -
                                                __________        ___________

     The Company has net operating loss carryforwards of approximately $90,000, which begin to expire in the year 2001. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

______________________________________________________________________________

                                                             MAXI GROUP, INC.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements

                                                                     Continued
6   Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

7.  Recent Accounting Pronouncements

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative\ Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.