Form 10QSB
period 2000-03-31
MAXI GROUP INC
filed 2000-05-16
CIK 799511

                      U.S. Securities and Exchange Commission
                           Washington D.C. 20549

                                  Form 10-QSB

                [X]  Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934.

                     For the Quarter Ended March 31, 2000

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

Common Stock outstanding at May 15, 2000 - 24,592,500 shares of $.001 par value Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements

                                   MAXI GROUP, INC.
                             [Development Stage Companies]

                                 CONDENSED BALANCE SHEETS
                                     [Unaudited]

                                   ASSETS
                                          March 31, 1999
                                          --------------
CURRENT ASSETS:
      Cash on Hand                        $    4,495
                                          --------------
TOTAL ASSETS                              $    4,495
                                          ==============

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                          March 31, 2000
                                          --------------
CURRENT LIABILITIES:

      Accounts payable                    $      810
      Payable to related parties               4,000
                                          --------------
           Total Current Liabilities      $    4,810
                                          --------------

STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock                              24,593
    Additional paid-in Capital                70,374
      development stage
    Accumulated deficit                      (90,282)
    Total Stockholders' Deficit                 (315)
                                          --------------
TOTAL LIABILITIES & Stockholders' Deficit $    4,495
                                          ==============

The accompanying notes are an integral part of these financial statements.

                               MAXI GROUP, INC.
                        [Development Stage Companies]

                      CONDENSED STATEMENTS OF OPERATIONS


                                                               From
                           For the Three      For the Three    Inception
                           Months Ended       Months Ended     March 31,
                           March 31, 2000     March 31, 1998   1999.
                          ---------------     ---------------  -----------
REVENUE
      Interest Income            0                15             7,251
                          ---------------     ---------------  -----------

EXPENSES
     General and
     Administrative Expenses   500               130            19,579
     Amortization Expense        -                 -               160
     Professional Fees           -             2,295            64,007
     Rent Expense                -                 -             1,200
     Travel Expenses             -                 -            17,515
                           ---------------   ---------------   -----------
     Total Expenses            500             3,055           102,533

LOSS BEFORE INCOME TAXES      (500)           (3,055)          (95,282)
                           ---------------   ---------------   -----------
INCOME TAX EXPENSE               -                 -                 -
                           ---------------   ---------------   -----------
NET LOSS                      (500)           (3,055)          (95,282)
                           ===============   ===============   ===========
NET LOSS PER SHARE
BASIC AND DILUTED             (.00)             (.00)             (.00)
                           ===============   ===============   ===========
WEIGHTED AVERAGE SHARES
BASIC AND DILUTED             (.00)             (.00)             (.00)
                           ===============   ===============   ===========

The accompanying notes are an integral part of these financial statements.

                                     MAXI GROUP, INC.
                              [Development Stage Companies]

                                Statement of Cash Flows

                                          For the Three       From Inception
                                          Months ended        On June 17, 1986
                                          March 31            Through March 31
                                      2000            1999          2000
                                    -------------------------------------------
Cash Flows from Operating
Activities:
     Net loss                      $  (500)         $ (3,500) $   (95,282)

     Adjustments to reconcile net
     loss to net cash used in
     Operating activities:
     Amortization Expense                -                 -          160
     Accounts Payable                  500           (10,794)      (6,635)

     Net Cash Flows used in
     Operating Activities                0           (13,849)     (99,232)
                                 --------------    ------------  -----------
Cash Flows from Investing
Activities:
     Organization Costs                  -                 -         (160)
     Investment in subsidiary            -                 -      (30,000)
     Related Party Payable               0                 0        4,000
                                 --------------    ------------  -----------
     Net Cash Flows to Investing
     Activities                          0                 0      (26,160)
                                 --------------    ------------  -----------
Cash Flows from Financing
Activities:
     Proceeds form common stock          -            20,000      133,377
     Stock offering costs                -                 -       (8,410)
                                 --------------    ------------  -----------
     Net cash flows provided by
     Financing Activities                0            20,000      124,967
                                 --------------    ------------  -----------
Net Increase in Cash                     0             6,151        4,495

Cash at Beginning of Period          4,495             1,669            -
                                 --------------    ------------  -----------
Cash at End of  Period           $   4,495         $   7,820   $    4,495

                                       MAXI GROUP, INC.
                               [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

NOTE 2 - RELATED PARTY TRANSACTIONS

   The Company owed an officer $4,000 related cash advances made during the year ended December 31, 1998. The advances are non-interest bearing and have no specific repayment terms. The officer has agreed to accept unregistered common stock in exchange for the advances at $.001 per share.

NOTE 3 - COMMON STOCK

   The initial issuance of the Company's common sotkc occurred in June 1986. During april 1988, the Company completed the sale of 215,000 shares of its prev-iously authorized but unissued common stock. This offering was registered with the Securities and Exchange Commission on Form S-18, in accordance with the
Securities Act of 1933.   The stock was sold at an offering price of $.50 per
share. Proceeds net of offering costs amounted to $65,480. The proceeds were deposited in an interest bearing account.

    In November 1991, the Company issued 200,000 shares at $.50 per share to the Company's president. The Company received $1,000 in cash and $9,000 receivable due on demand for such issuance.

    During the year ended December 31, 1993, the Company received back and can-celed 200,000 shares common stock and the related subscription agreement with an officer of the Company. The amounts previously paid for the stock ($2,567) were applied to the purchase of 1,827,000 shares of restricted common stock during June 1993 by the same officer.

    In 1997 the Company issued 200,000 shares at $.01 per share to the Company's president. The Company received $2,000 in cash for such issuance.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Company's plan of operation for the next 9 months is to formulate a busi-ness plan detailing the industries or field in which the Company desires to
   concentrate its efforts.   During the next 12 months, the Company's only
   foreseeable cash requirements will relate to maintaining the company in good standing or the payment of expenses associated with reviewing or investigat-ing any potential business venture, which the company expects to pay from advances from management.

   Liquidity and Capital Resources

   At March 31, 2000 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance the Company will be successful in raising this additional capital.

   Results of Operations

   For the three-month period ended March 31, 2000, the Company incurred nominal general and administrative expenses totaling $500 for transfer fees compared to $3,055 for the respective period of 1999 which was primarily professional fees.

PART II - OTHER INFORMATION

          ITEM I    Legal Proceedings

          None.

          ITEM 2    Change in Securities

                    None.

          ITEM 3    Defaults on Senior Securities

          None.

          ITEM 4    Submission on Matters to a Vote of Security Holders

          None.

          ITEM 5    Other Information

                    None.

          ITEM 6    Exhibits and Reports on Form 8-K

               (A)  Exhibits

                    None.

               (B)  Reports on Form 8-K;

                    None.


                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Maxi Group, Inc.

Date: 05/15/00                By /s/ Mathew Evans
                              Mathew Evans
                              Sole Officer and Director