Form 10QSB
period 2000-06-30
MAXI GROUP INC
filed 2000-08-09
CIK 799511

            U.S. Securities and Exchange Commission
                     Washington D.C. 20549

                          Form 10-QSB

        [X]  Quarterly Report Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934.

               For the Quarter Ended June 30,2000

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

Common Stock outstanding at August 8, 2000 - 24,592,500 shares of $.001 par value Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements

        The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and reviewed by the Company's independent auditors, Tanner & Co., and commence on this page, together with related Notes. In the opinion of management, the Con-solidated Financial Statements fairly present the financial condition of the Company.


                                MAXI GROUP, INC.
                        [Development Stage Companies]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                                       June 30, 2000      Dec. 31, 1999
                                       -------------      -------------
CURRENT ASSETS:
     Cash on Hand                          $   4,495        $ 4,495
     Notes Receivables                             -              -
                                           ---------        -------
Total Current Assets                       $   4,495        $ 4,495
                                           ---------        -------
TOTAL ASSETS                               $   4,495        $ 4,495


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:

     Accounts payable                      $    4,023       $   310
     Payable to related parties                 4,000         4,000
                                           ----------       -------
Total Current Liabilities                       8,023         4,310


STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock                               24,593        24,593
    Additional paid-in Capital                 70,374        70,374
    Deficit accumulated during the
     development stage
    Accumulated deficit                       (98,495)      (94,782)
                                             --------       --------
Total Stockholders' Deficit                    (3,528)          185

TOTAL LIABILITIES & Stockholders' Deficit   $   4,495      $  4,495


The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

                              MAXI GROUP, INC.
                      [Development Stage Companies]

                   CONDENSED STATEMENTS OF OPERATIONS
                                 [Unaudited]


                                  For the Three      For the Three
                                   Months Ended       Months Ended
                                  June 30, 2000      June 30, 1999
                                 ---------------     -------------
REVENUE
   Interest Income                      $     0            $    32
                                        -------            -------
Total Revenue                           $     0            $    32


EXPENSES
   General and Administrative Expenses  $    26            $     -
   Amortization Expense                       -                  -
   Professional Fees                    $ 3,187            $ 2,400
   Rent Expense                         $     -            $     -
   Travel Expenses                      $     -            $     -
                                        -------            -------
Total Expenses                          $ 3,213            $ 2,400

LOSS BEFORE INCOME TAXES                $(3,213)           $(2,368)

INCOME TAX EXPENSE                      $     -            $     -

NET LOSS                                $(3,213)           $(2,368)

NET LOSS PER SHARE                      $  (.00)          $   (.00)
   - basic and diluted

Weighted average shares
   - basic and diluted                  19,093,000        19,093,000

The accompanying notes are an integral part of these financial statements.

                                 MAXI GROUP, INC.
                         [Development Stage Companies]

                        CONDENSED STATEMENTS OF OPERATIONS
                                    [Unaudited]

                                                                   From
                           For the Six       For the Six         Inception to
                           Months Ended      Months Ended          June 30,
                          June 30, 2000     June 30, 1999            2000.
                          -------------     -------------       -------------
REVENUE
    Interest Income        $     0           $    32             $   7,251
                           --------          --------            ----------
Total Revenue              $     0           $    32             $   7,251


EXPENSES
 General & Administrative
    Expenses               $    26           $   130             $  19,605
 Amortization Expense            -                 -                   160
 Professional Fees           3,687             5,325                67,264
 Rent Expense                    -                 -                 1,200
 Travel Expense                  -                 -             $  17,517
                           -------           -------             ---------
 Total Expenses            $ 3,713           $ 5,455             $ 105,746

LOSS BEFORE INCOME TAXES   $(3,713)          $(5,423)            $ (98,495)

INCOME TAX EXPENSE         $     -           $     -             $    -

NET LOSS                   $(3,713)          $(5,423)            $ (98,495)

NET LOSS PER SHARE         $  (.00)          $  (.00)            $    (.00)
    - basic and diluted

Weighted average shares
     - basic and diluted   19,093,000        19,093,000          19,093,000

The accompanying notes are an integral part of these financial statements.

                                Maxi Group, Inc.
                          [Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                   [Unaudited]


                                                           From Inception
                                      For the Six         On June 17, 1986
                                      Months Ended         Through June 30,
                                     June 30, 2000               2000
                                     -------------         ----------------

Cash Flows to Operating Activities:
   Net income (loss)                  $(3,713)              $(98,495)

   Adjustments to reconcile net
   income to net cash used by
   Operating activities:
      Amortization expense                  -                    160
      Stock compensation                    -                  2,000

Changes in assets and liabilities
   Accounts payable                    $3,713               $ (4,023)
                                      -------               ---------
Net Cash Flows to Operating Activities $    0               $(92,312)

Cash Flows to Investing Activities:
   Organization Costs                       -                   (160)
   Investment in subsidiary                 -                (30,000)
   Related Party Payable               $    0               $  4,000
                                      --------              ---------
Net Cash Flows to Investing Activities $    0               $(26,160)
Cash Flows from (to) Financing
    Activities:
     Proceeds from initial issuance
      common stock                          -                 15,000
     Proceeds from common stock             -                116,377
     Stock offering Costs                   -                 (8,410)
                                      --------               --------
Net cash Flows from(to)
    Financing Activities               $    0               $122,967

Net Increase (Decrease) in Cash             0                  4,495

Cash at Beginning of Period            $4,495                      -

Cash at End of Period                  $4,495               $  4,495

                              MAXI GROUP, INC.
                      [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made.

          Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the fi-nancial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

          At December 31, 1998 the company owed an officer $4,000 related cash advances made during the year ended December 31, 1998. The advances are non-interest bearing and have no specific repayment terms. The officer has agreed to accept unregistered common stock in exchange for the advances at $.001 per share.


NOTE 3 - DISCONTINUED OPERATIONS

     None.

NOTE 4 - COMMON STOCK

          The initial issuance of the Company's common stock occurred in June 1986. During April 1988, the Company completed the sale of 215,500 shares of its previously authorized but unissued common stock. This offering was regis-tered with the Securities and Exchange Commission on Form S-18, in accordance with the Securities Act of 1933. The stock was sold at an offering price of $.50 per share. Proceeds net of offering costs amounted to $65,480. The pro-ceeds were deposited in an interest bearing account.

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

     On May 11, 1999, the Company issued 22,000,000 shares of common stock to Mathew Evans in exchange for $20,000 and $2,000 note receivable. The note re-ceivable was exchanged for $2000 salary payment to Mr. Evans for services rendered during the fiscal 1999 year as the Company's sole officer and director.

NOTE 5 - GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has expended all of its working capital and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going con-cern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance that the Company will be successful in raising this additional cap-ital. The form the outcome of these uncertainties.

NOTE 6 - CONTINGENCIES

     None.

NOTE 7 - SUBSEQUENT EVENTS

     None.

PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results
                                   of Operations.

The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations. For the next five months the Company's only foreseeable cash requirements will relate to maintaining Maxi in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

                         Liquidity and Capital Resources

          At June 30, 2000 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. The Company has incurred osses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another business enterprise by issuing common stock. There is no assurance the Company will be successful in raising this additional capital.

                            Results of Operations
   Three-months and six-months periods ended June 30, 2000 and June 30, 1999.

      For the three-month period ended June 30, 2000, the Company incurred nominal general and administrative expenses totaling $3,213 for transfer fees and accounting expenses compared to $2,400 for the respective period of 1999 which was for professional fees. For the six-month period ended June 30, 2000, the Company incurred nominal general & administrative and professional fees totaling $3,713 compared to $5,455 for the respective period of 1999. The Company's only operation to date has been the preliminary investigation of potential acquisitions.

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

Maxi Group, Inc.

                Date: 08/09/00                By /s/ Mathew Evans
                                                 -----------------
                                                 Mathew Evans
                                                 Sole Officer and Director