Form 10-Q
period 2000-09-30
MAXI GROUP INC
filed 2001-01-03
CIK 799511

U.S. Securities and Exchange Commission
                       Washington D.C. 20549

                            Form 10-QSB

          [X]  Quarterly Report Pursuant to Section 13 or
           15(d) of the Securities Exchange Act of 1934.

                 For the Quarter Ended September 30,2000

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

  Common Stock outstanding at December 18, 00 - 24,592,500 shares of $.001 par value Common Stock.



  PART I -  FINANCIAL INFORMATION

  Item 1  Financial Statements

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and reviewed by the Company's independent auditors, Tanner & Co., and commence on this page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.


                                  MAXI GROUP, INC.
                          [Development Stage Companies]

                              CONDENSED BALANCE SHEETS
                                     [Unaudited]

                                       ASSETS
                                    September 30, 2000      Dec. 31, 1999
                                         -------------      -------------
  CURRENT ASSETS:
       Cash on Hand                          $     549        $ 4,495
       Notes Receivables                             -              -
                                             ---------        -------
  Total Current Assets                       $     549        $ 4,495
                                             ---------        -------
  TOTAL ASSETS                               $     549        $ 4,495


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


  CURRENT LIABILITIES:

       Accounts payable                      $      810       $   310
       Payable to related parties                 4,000         4,000
                                             ----------       -------
  Total Current Liabilities                       4,810         4,310


  STOCKHOLDERS' EQUITY (DEFICIT):

      Common stock                               24,593        24,593
      Additional paid-in Capital                 70,374        70,374
      Deficit accumulated during the
       development stage
      Accumulated deficit                       (99,228)      (94,782)
                                               --------       --------
  Total Stockholders' Deficit                    (4,261)          185

  TOTAL LIABILITIES & Stockholders' Deficit   $     549      $  4,495

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

                                MAXI GROUP, INC.
                        [Development Stage Companies]

                     CONDENSED STATEMENTS OF OPERATIONS
                                   [Unaudited]

                                    For the Three        For the Three
                                     Months Ended         Months Ended
                               September 30, 2000   September 30, 1999
                                   ---------------       -------------
  REVENUE
     Interest Income                      $     0              $    40
                                          -------              -------
  Total Revenue                           $     0              $    40


  EXPENSES
     General and Administrative Expenses  $     -              $    36
     Amortization Expense                       -                    -

     Professional Fees                    $   733              $     -
     Rent Expense                         $     -              $     -
     Travel Expenses                      $     -              $     -

                                          -------              -------
  Total Expenses                          $   733              $    36

  LOSS BEFORE INCOME TAXES                $  (733)             $     4

  INCOME TAX EXPENSE                      $     -              $     -


  NET GAIN (LOSS)                         $  (733)             $     4

  NET LOSS PER SHARE                      $  (.00)            $   (.00)

     - basic and diluted

  Weighted average shares
     - basic and diluted                  19,093,000         19,093,000

  The accompanying notes are an integral part of these financial statements.













                                   MAXI GROUP, INC.
                           [Development Stage Companies]

                          CONDENSED STATEMENTS OF OPERATIONS
                                      [Unaudited]

                                                                  From
                             For the Nine      For the Nine     Inception to
                             Months Ended      Months Ended     Sept. 30,
                            Sept. 30, 2000     Sept. 30, 1999   2000.
                            -------------     -------------    -------------
  REVENUE
      Interest Income             $     0           $    72        $   7,251
                                 --------          --------       ----------
  Total Revenue                   $     0           $    72        $   7,251


  EXPENSES
   General & Administrative
      Expenses                    $    26           $    36        $  19,605
   Amortization Expense                 -                 -              160
   Professional Fees                4,420             5,455           67,997
   Rent Expense                         -                 -            1,200
   Travel Expense                       -                 -        $  17,517
                                  -------           -------        ---------
   Total Expenses                 $ 4,446           $ 5,491        $ 106,479

  LOSS BEFORE INCOME TAXES        $(4,446)          $(5,491)       $(99,228)

  INCOME TAX EXPENSE              $     -           $     -        $    -

  NET LOSS                        $(4,446)          $(5,419)       $(99,228)

  NET LOSS PER SHARE              $  (.00)          $  (.00)       $   (.00)
      - basic and diluted

  Weighted average shares
       - basic and diluted      19,093,000        19,093,000      19,093,000

  The accompanying notes are an integral part of these financial statements.


                                        For the Nine        From Inception
                                        Months Ended        On June 17, 1986
                                        September 30,       Through Sept.30,
                                        2000       1999          2000
                                        ____       ____          ____
  Cash Flows to Operating Activities:
       Net income (loss)                $ (4,446)  $ (5,419)     $(99,228)
                                        _________  _________     _________

       Adjustments to reconcile net
        income to net cash used by
        Operating activities:
         Amortization expense               -           -             160
         Stock Compensation                                         2,000

       Changes in assets and liabilities
         Accounts payable               $     500   $(15,755)     $(3,685)

       Net Cash Flows to
        Operating Activities            $ (3,946)   (21,174)      (100,753)
                                        _________  _________     _________

  Cash Flows to Investing Activities:
       Organization Costs                   -           -            (160)
       Investment in subsidiary             -           -         (30,000)
       Related Party Payable            $      0      4,000         4,000
                                        _________  _________     _________

     Net Cash Flows to Investing
      Activities                        $      0      4,000       (26,160)

  Cash Flows from (to) Financing
     Activities:
      Proceeds from initial issuance
       common stock                         -           -          15,000
      Proceeds from common stock            -        20,000       116,377
      Stock offering Costs                  -           -          (8,410)
                                         ________  __________    _________
      Net cash Flows from (to)
      Financing Activities                     0     20,000       122,967
                                         ________  __________    _________

  Net Increase (Decrease) in Cash         (3,946)     2,826        (3,946)

  Cash at Beginning of Period           $  4,495      1,669         4,495
                                        ________   __________    _________

  Cash at End of Period                 $    549   $  4,495      $    549
                                        ________   __________    _________

                                MAXI GROUP, INC.
                        [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made.

            Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

  NOTE 2 - RELATED PARTY TRANSACTIONS

            At December 31, 1998 the company owed an officer $4,000 related cash advances made during the year ended December 31, 1998. The advances are non interest bearing and have no specific repayment terms. The officer has agreed to accept unregistered common stock in exchange for the advances at $.001 per share.


  NOTE 3 - DISCONTINUED OPERATIONS

       None.

  NOTE 4 - COMMON STOCK

            The initial issuance of the Company's common stock occurred in September 1986. During April 1988, the Company completed the sale of 215,500 shares of its previously authorized but unissued common stock. This offering was registered with the Securities and Exchange Commission on Form S-18, in accordance with the Securities Act of 1933. The stock was sold at an offering price of $.50 per share. Proceeds net of offering costs amounted to $65,480. The proceeds were deposited in an interest bearing account.

            In November 1991, the Company issued 200,000 shares at $.50 per share to the Company's president. The Company received $1,000 in cash and $9,000 receivable due on demand for such issuance.

            During the year ended December 31, 1993, the Company received back and canceled 200,000 shares common stock and the related subscription agreement with an officer of the Company. The amounts previously paid for the stock ($2,567) were applied to the purchase of 1,827,000 shares of restricted common stock during September 1993 by the same officer.

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

  NOTE 7 - SUBSEQUENT EVENTS

       None.

  PART I FINANCIAL INFORMATION

  ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations. For the next three months the Company's only foreseeable cash requirements will relate to maintaining Maxi in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.

                           Liquidity and Capital Resources

            At September 30, 2000 the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another business enterprise by issuing common stock. There is no assurance the Company will be successful in raising this additional capital.

                              Results of Operations
     Three-months and nine-months periods ended September 30, 2000 and September 30, 1999.

        For the three-month period ended September 30, 2000, the Company incurred nominal general and administrative expenses totaling $733 for transfer fees and accounting expenses compared to $36 for the respective period of 1999 which was for professional fees. For the nine-month period ended September 30, 2000, the Company incurred nominal general & administrative and professional fees totaling $4,446 compared to $5,491 for the respective period of 1999. The Company's only operation to date has been the preliminary investigation of potential acquisitions.

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

  Maxi Group, Inc.

                  Date: 12/18/00                By /s/ Mathew Evans
                                                   -----------------
                                                   Mathew Evans
                                                   Sole Officer and Director