Form 10-K
period 2000-12-31
MAXI GROUP INC
filed 2002-05-08
CIK 799511

FORM 10-KSB

	SECURITIES AND EXCHANGE COMMISSION
	Washington, DC 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2000

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and none will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the common voting stock as of December 31, 2000: 24,592,500

The issuer had no significant revenue for its fiscal year ended
December 31, 2000.







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

	Since its public offering, the Company has issued additional shares of common stock for cash on various occasions in private offerings. At December 31, 2000, the Company had 24,592,500 shares issued and outstanding.

	The Company reverse split its common stock on a 10 to 1 basis, reducing the total issued and outstanding to 2,592,500 shares. The Company then issued an additional 22,000,000 shares for a total consideration of $22,000 cash. In conjunction with this, existing management resigned and appointed new management.

	(B) BUSINESS OF ISSUER.

	None at the present time.

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

	(B) HOLDERS.

	The approximate number of record holders of the Issuer's common stock as of March 29, 2002, is 14.

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



ITEM 7.  FINANCIAL STATEMENTS.


MAXI GROUP, Inc.
(A Development Stage Company)
Index to Financial Statements

	Page

Independent auditors' report	F-2

Balance sheet 										   F-3

Statement of operations 	F-4

Statement of stockholders' (deficit) equity	F-5

Statement of cash flows 	F-8

Notes to financial statements	F-9

	INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Maxi Group, Inc.

We have audited the accompanying balance sheet of Maxi Group, Inc., (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxi Group, Inc., (a development stage company) as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

TANNER + CO.

Salt Lake City, Utah
November 13, 2001

	MAXI GROUP, INC..
	(A Development Stage Company)

	Balance Sheet
	December 31,

		Assets						2000			1999
Current assets -
   cash							$         519    $      4,495

    	Liabilities and Stockholders' (Deficit)

Equity

Current liabilities:
	Accounts payable					$       1,465	$       310
      Payable to related parties			        4,000           4,000
								______________	____________
			Total current liabilities	$       5,465    $      4,310


Stockholders' (deficit) equity:
    Common stock,$.001 par value;100,000,000
	   Shares authorized; 24,592,500 shares
	   Issued and outstanding			$ 	 24,593    $     24,593
	Additional paid-in capital			$ 	 70,374    $     70,374
	Accumulated deficit				$     (99,913)   $    (94,782)
								______________   _____________
	Total stockholders' (deficit) equity	$	 (4,946)   $        185
								______________   _____________

	Total liabilities and stockholders'
		(deficit) equity				$         519    $       4,495


______________________________________________________________________________

See accompanying notes to financial statements.

	MAXI GROUP, INC..
	(A Development Stage Company)

                                Statement of Operations

								Years Ended		Cumulative
								December 31,	Amounts
											Since
							2000		1999		Inception
Revenue - interest income		$	  -	     $      11	$    7,251
						_____________    ___________	___________
Total Revenues				$	  -	     $      11	$    7,251
Expenses:
	Professional fees			     5,074		   4,700	    68,651
	Administrative expenses		        57		   2,755	    19,636
	Travel Expenses	   			  -               -	    17,517
	Amortization Expense			  -               -	       160
	Rent Expense						      -	     1,200
						_____________    ___________	___________
		Total expenses		$    5,131	     $   7,455	$  107,164
						_____________    ___________	___________
Loss before income taxes		$   (5,131)	     $  (7,444)	$  (99,913)

Income tax expense				  -	            -		 -
						_____________    ___________	___________
	Net loss				$   (5,131)	     $   (7,444)	$  (99,913)
						_____________    _____________   ________
	Loss per common share
	-basic and diluted		$       -	     $      -
						_____________    _____      _____________
	Weighted average common
	shares -basic and diluted 	24,592,000       19,093,000
						_____________    __________     _________
______________________________________________________________________________

See accompanying notes to financial statements.

	MAXI GROUP, INC..
	(A Development Stage Company)

	Statement of Stockholder's (Deficit) Equity

					       From Inception Through December 31, 2000

							 Additional  Stock	     Accum-
				   Common Stock	 Paid-In	 Subscription    ulated
     				Shares	Amount Capital	 Receivable	     Deficit
Balance,
 June 17,1986   		   -	    $	   - 	 $ 	-	$	-	    $     -

Shares issued to
initial stockholders
for cash			300,000	   300    14,700        -		    -

Net loss for the
period ended
December 31, 1986           -		   -		-		-	       (129)
				______________________________________________________
Balance,
  December 31, 1986	300,000	   300    14,700        -  	       (129)

Contribution of
initial stockholders'
shares for
cancellation	     (150,000)	  (150)	 150        -		    -

Net loss for the
year ended
December 31, 1987		   -	  	   -		-           -		 (289)
				______________________________________________________
Balance,
  December 31, 1987	150,000	   150    14,850        -		 (418)

Shares issued
pursuant to public
offering for cash		215,500	   216    65,264        -		    -

Net loss for the
year ended
December 31, 1988		    -	     	   -		-           -	    (19,221)
				______________________________________________________
Balance,
  December 31, 1988	365,500	   366    80,114		-	    (19,639)
Distributions of
stock		 		    -	   	   -	   (30,000)		-		    -

Net loss for the
year ended
December 31, 1989		    -	     	   -		-    		-	    (16,066)
				______________________________________________________

	MAXI GROUP, INC..
	(A Development Stage Company)

	Statement of Stockholders' (Deficit) Equity
	From Inception Through December 31, 2000
	Continued
							 Additional  Stock	     Accum-
				   Common Stock	 Paid-In	 Subscription    ulated
     				Shares	Amount Capital	 Receivable	     Deficit
Balance,
  December 31, 1989	365,500	   366    50,114		-	    (35,705)

Net loss for the year
ended December 31, 1990	     -	    -		-		-	     (8,830)
				______________________________________________________
Balance,
  December 31, 1990	365,500	   366    50,114		-         (44,535)

Shares issued in
private placement		200,000	   200     9,800	    (9,000)		    -

Net loss for the year
ended December 31, 1991	     -	    -		-		-	     (7,238)
				______________________________________________________
Balance,
  December 31, 1991	565,500	   566    59,914     (9,000)	    (51,773)
Payments received on
stock subscription
receivable			     -	     -	-	    1,567		   -

Net loss for the year
ended December 31, 1992	     -	     -	-		-	     (5,256)
				______________________________________________________
Balance,
   December 31, 1992	565,500	   566    59,914	  (7,433)	    (57,029)
Cancellation of
shares	  	     (200,000)	  (200)   (7,233)		-		   -

Shares issued in
private placement,
June 1993	    	    1,827,000      1,827    14,093	   7,433		   -

Net loss for the year
ended December 31, 1993		-	    -		-		-	     (5,506)
				______________________________________________________
Balance,
  December 31, 1993    2,192,500	 2,193    66,774		-	    (62,535)


	MAXI GROUP, INC..
	(A Development Stage Company)

	Statement of Stockholders (Deficit) Equity
	From Inception Through December 31, 2000

	Continued
							 Additional  Stock	     Accum-
				   Common Stock	 Paid-In	 Subscription    ulated
     				Shares	Amount Capital	 Receivable	     Deficit
Net loss for the year
ended December 31, 1994	     -	     -	-		-	     (7,358)
				______________________________________________________
Balance,
  December 31, 1994    2,192,500	 2,193    66,774		-	    (69,893)
Net loss for the year
ended December 31, 1995	     -	     -	-		-	     (4,471)
				______________________________________________________
Balance,
  December 31, 1995    2,192,500	 2,193    66,774		-	    (74,364)

Shares issued in
private placement,
August 1996			200,000	   200     1,800		-		   -

Net loss for the year
ended December 31, 1996	     -	     -	-		-	     (3,768)
				______________________________________________________
Balance,
  December 31, 1996    2,392,500	 2,393    68,574		-	    (78,132)

Shares issued in
private placement,
February 1997		200,000	   200     1,800		-		   -

Net loss for the year
ended December 31, 1997	    -	   	     -	 -		-	     (4,615)
				______________________________________________________
Balance,
  December 31, 1997    2,592,500	 2,593    70,374		-	    (82,747)

Net loss for the year
ended December 31, 1998	    -	  	     -  	 -		-	     (4,591)
				______________________________________________________
Balance,
  December 31, 1998    2,592,500	 2,593    70,374		-	    (87,388)



	MAXI GROUP, INC..
	(A Development Stage Company)

	Statement of Stockholders (Deficit) Equity
	From Inception Through December 31, 2000
	Continued
							 Additional  Stock	     Accum-
				   Common Stock	 Paid-In	 Subscription    ulated
     				Shares	Amount Capital	 Receivable	     Deficit
Shares issued in
private placement
March 1999		   22,000,000	22,000	-		-		-

Net loss for the year
ended December 31, 1999	    -	  	     -  	 -		-	     (7,444)
				______________________________________________________
Balance,
   December 31, 1999 24,592,500   	24,593    70,374	 	-	    (94,782)

Net loss for the year
ended December 31, 2000	    -           -         -         -          (5,131)
                        ______________________________________________________
Balance,
   December 31,2000  24,592,500   $	24,593 $  70,374 	 $	-	 $  (99,913)

See accompanying notes to financial statements.

	MAXI GROUP, INC..
	(A Development Stage Company)

       										Statement of Cash Flows


											Cumulative
							     Years Ended		Amounts
							     December 31,		Since
							 2000		   1999	Inception
  						 _________________________________________
Cash flows from operating activities:
	Net loss				  $ 	(5,131)	$  (7,444)	$ (99,913)
	Adjustments to reconcile
	net loss to
		net cash used in operating
		activities:
        	Stock compensation                 -          2,000       2,000
	  Amortization Expense			     -              -         160
	  (Decrease) increase in
	  accounts payable and related
	  party payable			       1,155        (11,730)      5,465
 						 _________________________________________
		Net cash used in
		Operating activities	      (3,976)       (17,174)	  (92,288)
						 _________________________________________

Cash flows from investing activities:
	Organization costs			     -              -        (160)
	Investment					     -              -     (30,000)
				  		 _________________________________________
		Net cash used in
		Investing activities		     -    	       -	  (30,160)
						 _________________________________________

Cash flows from financing activities:
	Net proceeds from issuance
		of common stock			     -  	  20,000      116,377
	Proceeds from initial issuance
		 of common stock			     -             -	   15,000
	Public offering costs			     -             -	   (8,410)
                                     _________________________________________
		Net cash provided by
		financing activities		     -  	  20,000      122,967
						 _________________________________________
Net (decrease) increase in cash	      (3,976)	    2,826	      519

Cash, beginning of period			 4,495	    1,669		  -
						 _________________________________________
Cash, end of period			$        519	$   4,495	$     519
						 _________________________________________

______________________________________________________________________________
See accompanying notes to financial statements.

MAXI GROUP, INC..
(A Development Stage Company)
Notes to Financial Statements
December 31, 2000 and 1999

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

Earning Per Share
	The computation of basic earning per common share is based on the weighted average number of shares outstanding during each period.

	The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.

Use of Estimates in Preparation of Financial Statements
	The preparation of financial statements in conformity
with 	Generally accepted accounting principles requires
management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MAXI GROUP, INC..
(A Development Stage Company)
Notes to Financial Statements
                                                       Continued

2.  Going Concern

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant losses and the lack of any revenue generating activities, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financing and/or equity.

	Management of the Company is currently developing a plan to attempt to resolve these uncertainties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  Related Party Transactions

	At December 31, 2000 and 1999 the Company owed a shareholder $4,000 related to cash advances made during the year ended December 31, 1998. The advances are non-interest bearing and have no specific repayment items.

4.  Supplemental Cash Flow Disclosure

	The Company has not paid any amounts for interest or income taxes during the years ended December 31, 2000 and 1999, and since inception.

______________________________________________________________________________

MAXI GROUP, INC..
(A Development Stage Company)
Notes to Financial Statements
                                                                     	Continued

5.  Income Taxes

	The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

											Cumulative
								Years Ended		Amounts
								December 31,	Since
							  2000	  1999	Inception
			Income tax benefit at
			   statutory rate		$ 1,000	$ 1,000	$ 31,000
			Change in valuation
  			   allowance		 (1,000)	 (1,000)	 (31,000)
							__________ __________   __________
							$    -	$    -	$    -
							__________ __________   __________

			Deferred tax assets are as follows:

									  December 31,
						   		   2000		    1999

			Operating loss carryforward	$ 31,000	 	$  30,000
			Valuation allowance		 (31,000)		  (30,000)
								__________		___________
								$    -		$    -
								__________		___________

	The Company has net operating loss carryforwards of approximately $100,000, which begin to expire in the year 2001. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

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

7.  Recent Accounting Pronouncements

	SFAS No, 140, Accounting for Transfers and Servicing of Accounting Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of theProvisions of SFAS No 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standard Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

	In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, collectively, the Statements. These Statements change the accounting for business combinations, goodwill and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001.
With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption of Statement 142. Pre-existing goodwill and intangibles will be amortized during the transition period until doption. Companies are required to adopt
Statement 142 in their fiscal year beginning after March 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The Company plans to adopt Statement 142 effective July 1, 2002. Goodwill will be tested for impairment at least annually using a two-step process that will start with an estimation of the fair value. The first step will screen for potential impairment, and the second step will measure the amount of impairment, if any. Management does not expect the adoption of SFAS Nos. 141 and 142 to have a significant impact on the financial position or results of operations of the Company.

	In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the financial position or results of operations of the Company.

	In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for The Impairment of Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the financial position or results of operations of the Company.


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

	During the two most recent fiscal years, there has not been any change in the principal independent accountant for the Issuer, and there has been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

	PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICER, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

	(A)	IDENTIFICATION OF DIRECTORS.

	The current directors of the Issuer, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified, are set forth below:

	Subsequent to the end of the fiscal year, these persons resigned as officers and directors of the Company, and the person named below was appointed in their stead.

						YEAR FIRST ELECTED
	NAME			AGE		AS DIRECTOR			POSITION
Mathew W. Evans		28		March, 1999			President, Secretary
										Director


	(B)	IDENTIFICATION OF EXECUTIVE OFFICERS.

	Same as above.

	(C)	SIGNIFICANT EMPLOYEES.

	The Issuer has no significant employees other than its officers and directors.

	(D)	FAMILY RELATIONSHIPS.

	None

	(E)	BUSINESS EXPERIENCE.

	(1)	Background

	Mathew W. Evans, has been employed as a City Planner with the cities of Provo, Utah (April, 1997 - Present) and
Riverton, Utah (January, 1995-April, 1997).  He received a
Bachelor of Science Degree in Geography from Utah State University in Logan, Utah, with emphasis in Rural Planning and Urban Geography, and also received a certificate in Urban and Regional Planning from the University of Utah.

	(2) Directorships

	Except as described herein, none of the Issuer's directors, nor any person nominated or chosen to become a director holds any other directorships in any other company with class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act of any company registered as an investment company under the Investment Company Act of 1940.

	(F)	INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

	None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type as described in Section 401(f) of Regulation S-K.

ITEM 10.  EXECUTIVE COMPENSATION.

	(A) CASH COMPENSATION.

	No compensation made.

	(B) COMPENSATION PURSUANT TO PLANS.

	There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the Issuer.

	(C) OTHER COMPENSATION.

	None.

	(D) COMPENSATION TO DIRECTORS.

	None




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

	During 1999, the Company issued 22,000,000 shares to the Company's President for $22,000. The Company used the office of a former officer and director of the Company, who also provided accounting, clerical and secretarial services as needed, for $100 per month. The terms of these transactions were not determined on an arms length basis.

	No officer, director, promoter, or affiliate of the Issuer has or proposes to have any direct or indirect material interest by security holdings, contracts, options, or otherwise in the Issuer or any asset proposed to be acquired by the Issuer other than as described herein.

	PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	The following documents are filed as a part of this
	(b)	report:


	None.

	1.	Exhibits.

	None

	Reports on Form 8-K.

	The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 2000.

	SIGNATURES

	Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Issuer has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

	MAXI GROUP, INC.

Date:		March 29, 2002    /s/   Mathew W. Evans
				     	Mathew W. Evans, President