Form 10-Q
period 2001-03-31
MAXI GROUP INC
filed 2002-05-16
CIK 799511

U.S. Securities and Exchange Commission
Washington D.C. 20549

Form 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934.

For the Quarter Ended March 31, 2001

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

Common Stock outstanding at March 31, 2001 - 24,592,500 shares of $.001 par value Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements

	MAXI GROUP, INC.
                        [Development Stage Companies]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS
                             			March 31,2001
 							--------------
CURRENT ASSETS:
     Cash on Hand				      $        489
        						--------------
TOTAL ASSETS				      $        489
							==============
                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

							June 30, 2001
							--------------
CURRENT LIABILITIES:

    Accounts payable			      $       1,997
    Payable to related parties		        4,000
						   	--------------
         Total Current Liabilities		$       5,997
 							--------------

STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock						 24,593
    Additional paid-in Capital                   70,374
      development stage
    Accumulated deficit				     (100,475)

							--------------
TOTAL LIABILITIES & Stockholders' Deficit   $       489

The accompanying notes are an integral part of these financial statements.

MAXI GROUP, INC.
[Development Stage Companies]

CONDENSED STATEMENTS OF OPERATIONS
[Unaudited]

											From
			            For the Three      For the Three	Inception
                               Months Ended      Months Ended	June 17,1986
                               Mar.31, 2001      Mar. 31,2000	to Mar. 31, 2001
					---------------	---------------	-----------
REVENUE
	Interest Income		       0 		 	 0 		   7,251
     					---------------	---------------	-----------

EXPENSES
	General and
	Administrative Expenses	      562 		     500            20,198
	Amortization Expense	       -                -                160
	Professional Fees		       -                -		  68,651
	Rent Expense		       -                -              1,200
	Travel Expenses			 -                -             17,517
					    -------  	---------------	-----------
	Total Expenses                562	  	     500           107,726

LOSS BEFORE INCOME TAXES	     (562)	          (500)         (100,475)
					---------------	---------------	-----------
INCOME TAX EXPENSE		       -                 -                -
					---------------	---------------	-----------
NET LOSS			 	     (562)		    (500)		(100,475)
					===============	===============	===========
NET LOSS PER SHARE
BASIC AND DILUTED                 (.00)	          (.00)		    (.00)
					===============	===============	===========
WEIGHTED AVERAGE SHARES
BASIC AND DILUTED			    24,592,000	 24,592,000
					===============	===============	===========

The accompanying notes are an integral part of these financial statements.



MAXI GROUP, INC.
[Development Stage Companies]

Consolidated Statements of Cash Flow
[Unaudited]

						   For the Three		 From Inception
						    Months ended		On June 17, 1986
							March 31	      Through  March 31,
					        2001	  2000	        2001
					     ----------------------	------------------
Cash Flows from Operating Activities:
	Net loss				$ (562)     $ (500)	$ (100,475)

	Adjustments to reconcile net
	loss to net cash used in
	Operating activities:
		Stock compensation	    -		    -		     2,000
	Amortization Expense		    -		    -		       160

	Increase in Accounts Payable
	 and related party payable	   532	   500	     5,997

	Net Cash Flows used in
	Operating Activities	           0           0	   (92,318)

Cash Flows from Investing Activities:
	Organization Costs		    -	          -	            (160)
	Investment in subsidiary	 	                 	   (30,000)
					   ---------      --------	-----------
	Net Cash Flows to Investing
	Activities				    0		    0          (30,160)
					   ---------      --------	-----------
Cash Flows from Financing
	Activities:
	Proceeds from common stock	  -		    -	         116,377
	Proceeds from initial issuance
	  Of common stock							    15,000
	Stock offering costs		  -		    -	  	    (8,410)
					  ----------      --------	-----------
	Net cash flows provided by
	Financing Activities		    0		    0	         122,967
					  ----------      ---------	-----------
Net(Decrease) Increase in Cash	  (30)	    0	             489

Cash at Beginning of Period	       519		4,495	               -
					  ----------      ---------	-----------
Cash at End of  Period	    		$489       $4,495	             489

 MAXI GROUP, INC.
[A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

		Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.
		In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

		Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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


	ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

		Maxi Group has never engaged in any material operations or had
	any 	revenues from operations during the last two fiscal years.
	The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations. During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management or shareholders.

..
	During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential industries as a business venture, which the Company expects to pay from its cash resources or loans from makers of management or shareholders.

	  Liquidity and Capital Resources

		At March 31, 2001, the Company had $489 in current assets, with total current liabilities of $5,997.

	   Results of Operations

		For the three-month period ended March 31, 2001, the Company incurred nominal general and administrative expenses totaling
	$562 for bank and transfer fees compared to $500 for the respective period of 2000 which was primarily transfer fees. During this quarterly period, the Company had no business operations. It received $0 in revenues and had a net loss of $(562). For the respective period ended March 2000, total revenues were $0 with a net loss of $(500).



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

Maxi Group, Inc.

Date: 5/15/02				By /s/ Mathew Evans
						Mathew Evans
                             		Sole Officer and Director