Form 10-K
period 2001-12-31
MAXI GROUP INC
filed 2002-06-04
CIK 799511

FORM 10-KSB

     SECURITIES AND EXCHANGE COMMISSION
     Washington, DC 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from              To

     Commission File No.  33-8070-LA

     MAXI GROUP, INC.
     (Exact name of Issuer as specified in its charter)

     Nevada                           87-0420448
State or other jurisdiction of          (I.R.S. Employer
incorporation or organization           (Identification No.)

          836 South Slate Canyon Drive, Provo, Utah 84606
       (Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including area code: (801) 356-3735

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and none will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the common voting stock as of June 3, 2002: 24,592,500

The issuer had no significant revenue for its fiscal year ended
December 31, 2001.







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

     Since its public offering, the Company has issued additional shares of common stock for cash on various occasions in private offerings. At December 31, 2001, the Company had 24,592,500 shares issued and outstanding.

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

     (B) HOLDERS.

     The approximate number of record holders of the Issuer's common stock as of June 3, 2002, is 23.

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

     All shares of stock, when issued, will be fully-paid and non-assessable. All shares are equal to each other with respect to voting, liquidation and dividend rights. Holders of shares of common stock are entitled to one vote for each share they own at any stockholders' meeting. Holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor, and upon liquidation are entitled to participate pro-rata in a distribution of assets available for such a distribution to stockholders. There are no conversion, pre-emptive or other subscription rights or privileges with respect to any shares. Reference is made to the Company's Articles of Incorporation together with the Amendments thereto and its By-Laws as well as to the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of common stock. The common stock of the Company does not have cumulative voting rights which means that the holders of more than 50% of the shares voting for the election of directors may elect all of the directors if they choose to do so. In such event, the holders of the remaining shares aggregating less than 50% will not be able to elect any directors.

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

                                                       Statement of cash flows                                   F-8

                                                            Notes to financial statements                                  F-9

     INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Maxi Group, Inc.

We have audited the accompanying balance sheet of Maxi Group, Inc., (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxi Group, Inc., (a development stage company) as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception in conformity with generally accepted accounting principles.

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


Tanner + Company
Salt Lake City, Utah
May 15, 2002

MAXI GROUP, INC..
(A Development Stage Company)

     Balance Sheet
     December 31,

                                                       Assets                             2001                2000
Current assets -
                                                          cash                       $         417            $         519

Liabilities and Stockholders' Deficit


Current liabilities:
                                                       Accounts payable                   $       3,728       $     1,465
                                                            Payable to related parties                4,000             4,000
                                   ______________ ____________

                                                                 Total current liabilities     $       7,728            $      5,465


Stockholders' deficit:
 Common stock,$.001 par value;100,000,000
 Shares authorized; 24,592,500 shares
                                                             Issued and outstanding            $     24,593             $     24,593
                                                             additional paid-in capital        $     70,374             $     70,374
                                                       Accumulated deficit           $    (102,278)           $    (99,913)
                                                                                     ______________           _____________
                                                       Total stockholders' deficit   $     (7,311)            $     (4,946)
                                                                                     ______________           _____________
                                                                                     $       417              $   519
Total liabilities and
stockholders' deficit               ______________           _____________



______________________________________________________________________________

See accompanying notes to financial statements.

MAXI GROUP, INC..
(A Development Stage Company)

                                Statement of Operations

                                                                                          Years Ended                   Cumulative
                                                                                     December 31,             Amounts
                                                       Since
                                   2001      2000      Inception
                                                            Revenue - interest income          $      -       $       - $    7,251
                              _____________    ___________  ___________
Total Revenues                $      -       $       - $    7,251
Expenses:
     Professional fees                  1,700             5,074      70,351
     Administrative expenses              665                57      20,301
     Travel Expenses                      -                -         17,517
                                                            Amortization Expense                 -             -          160
                                                  Rent Expense                    -          1,200
                              _____________    ___________  ___________
          Total expenses      $    2,365          $   5,131 $  109,529
                              _____________    ___________  ___________
Loss before income taxes      $   (2,365)         $  (5,131)     $ (102,278)

Income tax expense                   -             -           -
                              _____________    ___________  ___________
     Net loss                 $   (2,365)         $  (5,131)     $ (102,278)
                              _____________    _____________   ________
     Loss per common share
     -basic and diluted       $     (0.00)     $   (0.00)
                              _____________    _____      _____________
     Weighted average common
                                                            shares -basic and diluted     24,592,000          24,592,000
                              _____________    __________     _________
______________________________________________________________________________

See accompanying notes to financial statements.

MAXI GROUP, INC..
(A Development Stage Company)

Statement of Stockholder's (Deficit) Equity

 From Inception Through December 31, 2001

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



     MAXI GROUP, INC..
     (A Development Stage Company)

     Statement of Stockholders (Deficit) Equity
     From Inception Through December 31, 2000
     Continued
                                    Additional  Stock       Accum-
                       Common Stock      Paid-In   Subscription    ulated
                         Shares    Amount Capital  Receivable         Deficit
Shares issued in
private placement
                         March 1999               22,000,000     22,000    -         -         -

Net loss for the year
ended December 31, 1999      -               -     -        -         (7,444)
                    ______________________________________________________
Balance,
                            December 31, 1999     24,592,500   $24,593 $  70,374 $   -     $  (94,782)

Net loss for the year
ended December 31, 2000      -          -     -         -          (5,131)
                        ______________________________________________________
Balance,
   December 31,2000  24,592,500   $24,593 $  70,374  $ - $ ( 99,913)

Net loss for the year
                                                       ended December 31, 2001    -        -      -           -    ( 2,365)

Balance,
December 31, 2001    24,592,500    $24,593 $  70,374 $      - $ (102,278)

See accompanying notes to financial statements.

MAXI GROUP, INC..
(A Development Stage Company)
Statement of Cash Flows

                                                       Cumulative
                                        Years Ended         Amounts
                                        December 31,        Since
                                    2001             2000   Inception
                               _________________________________________
Cash flows from operating activities:
     Net loss                   $  (2,365)   $  (5,131)     $(102,278)
     Adjustments to reconcile
     net loss to
          net cash used in operating
          activities:
                                                               Stock compensation            -                0         2,000
       Amortization Expense         -                      -           160
       Increase in
       accounts payable and related
       party accounts payable     2,263             1,155       7,728
                               _________________________________________
          Net cash used in
          Operating activities         (102)           ( 3,976)    (92,390)
_________________________________________

Cash flows from investing activities:
                                                                 Organization costs             -                -          (160)
     Investment                          -                  -    (30,000)
                               _________________________________________
          Net cash used in
          Investing activities            -              -    (30,160)
                               _________________________________________

Cash flows from financing activities:
     Net proceeds from issuance
          of common stock                  -                -    116,377
     Proceeds from initial issuance
           of common stock                -                -     15,000
     Public offering costs                -                -     (8,410)
                                     _________________________________________
          Net cash provided by
          financing activities            -              -    122,967
                               _________________________________________

                                        Net (decrease) increase in cash         (  102)      (3,976)          417

Cash, beginning of period                  519         4,495            -
                               _________________________________________
Cash, end of period                $     417   $    519     $    417
                          _________________________________________

                         _______________________________________________
See accompanying notes to financial statements.

MAXI GROUP, INC..
(A Development Stage Company)
Notes to Financial Statements

December 31, 2001 and 2000

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

     Loss Per Share
     The computation of basic loss per common share is based on the weighted average number of shares outstanding during each period.

     The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.

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

3.  Related Party Transactions

     At December 31, 2001 and 2000 the Company owed a shareholder
     $4,000 related to cash advances made during the year ended
     December 31, 1998. The advances are non-interest bearing and have no specific repayment items.

4.  Supplemental Cash Flow Disclosure

     The Company has not paid any amounts for interest or income taxes during the years ended December 31, 2001 and 2000, and since inception.

____________________________________________________________________

MAXI GROUP, INC..
(A Development Stage Company)
Notes to Financial Statements
Continued

5.  Income Taxes

     The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                        Cumulative
                         Years Ended         Amounts
                                                                                     December 31,                       Since
                                                                                  2001                   2000           Incept
                                                            ion
Income tax benefit at
                                                               statutory rate        $ 1,000             $ 1,000        $ 31,000
Change in valuation
                                                          allowance         (1,000)            (1,000)        (31,000)
                                                                                __________               __________     __________
                                                                           $    -              $    -         $    -
                                                                                __________               __________      __________

               Deferred tax assets are as follows:

                                               December 31,
                                           2001            2000

               Operating loss carryforward   $ 32,000       $  31,000
               Valuation allowance       (32,000)        (31,000)
                                        __________          ___________
                                        $    -         $    -
                                        __________          ___________

     The Company has net operating loss carryforwards of approximately $100,000, which begin to expire in 2002.
     The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized. The following approximate amounts will expire over the next five years from the net operating loss carryforward, if not used.

                  2002                   -
                  2003              19,000
                  2004              16,000
                  2005               9,000
                  2006               7,000



____________________________________________________________________

F-10
MAXI GROUP, INC..
(A Development Stage Company)
Notes to Financial Statements

_____________                                       Continued

6   Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

7.  Recent Accounting Pronouncements

     SFAS No, 140, Accounting for Transfers and Servicing
     of Accounting Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No.
     140 is a replacement of SFAS No 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the Provisions
     of SFAS No 125 were carried forward to SFAS No. 140
     without reconsideration by the Financial Accounting
     Standard Board (FASB), and some were changed only in
     minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position
     or results of operations of the Company.     In June 2001,
     the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, collectively, the Statements. These Statements change the accounting for business combinations, goodwill and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption of Statement 142. Pre-existing goodwill and intangibles will be amortized during the transition period until adoption. Companies are required to adopt Statement 142 in their fiscal year beginning after March 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The Company plans to adopt Statement 142 effective July 1, 2002. Goodwill will be tested for impairment at least annually using a two-step process that will start with an estimation of the fair value. The first step will screen for potential impairment, and the second step will measure the amount of impairment, if any. Management does not expect the adoption of SFAS Nos. 141 and 142 to have a significant impact on the financial position or results of operations of the Company.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143. Accounting for Asset Retirement Obligations. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the financial position or results of operations of the Company.

     In August 2001, the Financial Accounting Standards Board
     issued Statement of Financial Accounting Standards No. 144,
     Accounting     for The Impairment of Disposal of Long-Lived Assets.
     This      Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the financial position or results of operations of the Company.


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

                              YEAR FIRST ELECTED
     NAME           AGE       AS DIRECTOR              POSITION
Mathew W. Evans          29        March, 1999              President,
Secretary
                                                  Director


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

Name and Address of Position with  Amount and Nature of          % of
Beneficial Owner         Company        Beneficial Ownership          Class

Mathew W. Evans          President      22,000,000 (1)           89%
836 S Slate Canyon Dr    Secretary-
Provo, UT 84606          Treasurer and
                    Director

Robert W. Mann      Former         2,080,750  (1)           8.5%
737 Westholme Ave        President and
Los Angeles, CA 90024    Director

All officers &
Directors as a group     1 person       22,000,000                    89%

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

     PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:


     None.

     1.   Exhibits.

     None

     Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 2001.

     SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the Issuer has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

     MAXI GROUP, INC.

Date:          June 4, 2002      /s/   Mathew W. Evans
                              Mathew W. Evans, President