Form 10-Q
period 2002-03-31
MAXI GROUP INC
filed 2002-06-04
CIK 799511

U.S. Securities and Exchange Commission
Washington D.C. 20549

Form 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934.

For the Quarter Ended March 31, 2002

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

Common Stock outstanding at June 4, 2002 - 24,592,500 shares of $.001 par value Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements

	MAXI GROUP, INC.
                        [Development Stage Companies]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS
                             			March 31,2002
 							--------------
CURRENT ASSETS:
     Cash on Hand				      $        393
        						--------------
TOTAL ASSETS				      $        393
							==============
                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

							March 31, 2002
							--------------
CURRENT LIABILITIES:

    Accounts payable			      $       4,450
    Payable to related parties		        4,000
						   	--------------
         Total Current Liabilities		$       8,450
 							--------------

STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock						 24,593
    Additional paid-in Capital                   70,374
      development stage
    Accumulated deficit				     (103,024)
                                          ---------------
         Total Stockholders; Deficit             (8,057)
   		  				       --------------
TOTAL LIABILITIES & Stockholders' Deficit   $       393
							==============

The accompanying notes are an integral part of these financial statements

MAXI GROUP, INC.
[Development Stage Companies]

CONDENSED STATEMENTS OF OPERATIONS
[Unaudited]

											From
			            For the Three      For the Three	Inception
                               Months Ended      Months Ended	June 17,1986
                               Mar.31, 2002      Mar. 31,2001	to Mar. 31, 2002
					---------------	---------------	-----------
REVENUE
	Interest Income		       0 		 	 0 		   7,251
     					---------------	---------------	-----------

EXPENSES
	General and
	Administrative Expenses	      546 		     562            20,847
	Amortization Expense	       -                -                160
	Professional Fees		      200               -		  70,551
	Rent Expense		       -                -              1,200
	Travel Expenses			 -                -             17,517
					    -------  	---------------	-----------
	Total Expenses                746	  	     562           110,275

LOSS BEFORE INCOME TAXES	     (746)	          (562)         (103,024)
					---------------	---------------	-----------
INCOME TAX EXPENSE		       -                 -                -
					---------------	---------------	-----------
NET LOSS			 	     (746)		    (562)		(103,024)
					===============	===============	===========
NET LOSS PER SHARE
BASIC AND DILUTED                 (.00)	          (.00)		    (.00)
					===============	===============	===========
WEIGHTED AVERAGE SHARES
BASIC AND DILUTED			    24,592,000	 24,592,000
					===============	===============

The accompanying notes are an integral part of these financial statements.



MAXI GROUP, INC.
[Development Stage Companies]

Consolidated Statements of Cash Flow
[Unaudited]

						   For the Three		 From Inception
						    Months ended		On June 17, 1986
							March 31	      Through  March 31,
					        2002	  2001	        2002
					     ----------------------	------------------
Cash Flows from Operating Activities:
	Net loss				$ (746)     $   (562)	$ (103,024)

	Adjustments to reconcile net
	loss to net cash used in
	Operating activities:
		Stock compensation	    -		    -		     2,000
	Amortization Expense		    -		    -		       160

	Increase in Accounts Payable
	 and related party payable	   722	       32	     8,450

	Net Cash Flows used in
	Operating Activities	         (24)           (30)	   (92,414)

Cash Flows from Investing Activities:
	Organization Costs		    -	          -	            (160)
	Investment in subsidiary	 	                 	   (30,000)
					   ---------      --------	-----------
	Net Cash Flows to Investing
	Activities				    0		       0       (30,160)
					   ---------      --------	-----------
Cash Flows from Financing
	Activities:
	Proceeds from common stock	  -		    -	         116,377
	Proceeds from initial issuance
	  Of common stock							    15,000
	Stock offering costs		  -		    -	  	    (8,410)
					  ----------      --------	-----------
	Net cash flows provided by
	Financing Activities		    0		       0       122,967
					  ----------      ---------	-----------
Net(Decrease) Increase in Cash	  (24)	     (30)          393

Cash at Beginning of Period	        417		     519	         -
					  ----------      ---------	-----------
Cash at End of  Period	    		$ 393      $     489           393

 MAXI GROUP, INC.
[A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

		Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

		Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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



	  Liquidity and Capital Resources

		At March 31, 2002, the Company had $393 in current assets, with total current liabilities of $8,450.

	   Results of Operations

		For the three-month period ended March 31, 2002, the Company incurred nominal expenses totaling $746 for bank, accounting and transfer fees compared to $562 for the respective period of 2001 which was primarily transfer fees. During this quarterly period, the Company had no business operations. It received $0 in revenues and had a net loss of $(746). For the respective period ended March 2001, total revenues were $0 with a net loss of $(562).



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

Maxi Group, Inc.

Date: 6/04/02				By /s/ Mathew Evans
						Mathew Evans
                             		Sole Officer and Director