Form 10-Q
period 2002-06-30
MAXI GROUP INC
filed 2002-08-20
CIK 799511

U.S. Securities and Exchange Commission
Washington D.C. 20549

Form 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934.

For the Quarter Ended June 30, 2002

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

Common Stock outstanding at August 15, 2002 - 24,592,500 shares of $.001 par value Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements

	MAXI GROUP, INC.
                        [Development Stage Companies]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS
                             			June 30,2002
 							--------------
CURRENT ASSETS:
     Cash on Hand				      $        369
        						--------------
TOTAL ASSETS				      $        369
							==============
                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

							June 30, 2002
							--------------
CURRENT LIABILITIES:

    Accounts payable			      $       9,250
    Payable to related parties		        4,000
						   	--------------
         Total Current Liabilities		$      13,250
 							--------------

STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock						 24,593
    Additional paid-in Capital                   70,374
      development stage
    Accumulated deficit				     (107,848)
                                          ---------------
         Total Stockholders; Deficit            (12,881)
   		  				       --------------
TOTAL LIABILITIES & Stockholders' Deficit   $       369
							==============

The accompanying notes are an integral part of these financial statements

MAXI GROUP, INC.
[Development Stage Companies]

CONDENSED STATEMENTS OF OPERATIONS
[Unaudited]

											     From
			            For the Three      For the Three	   Inception
                               Months Ended      Months Ended	  June 17,1986
                               June 30, 2002      June 30, 2001	to June 30, 2002
					---------------	---------------	-----------
REVENUE
	Interest Income		       0 		 	 0 		   7,251
     					---------------	---------------	-----------

EXPENSES
	General and
	Administrative Expenses	        24 		       83		  20,871
	Amortization Expense	       -                -                160
	Professional Fees		     4,800              -		  75,351
	Rent Expense		       -                -              1,200
	Travel Expenses			 -                -             17,517
					    -------  	---------------	-----------
	Total Expenses               4,824	  	       83          115,099

LOSS BEFORE INCOME TAXES	    (4,824)	         (   83)        (107,848)
					---------------	---------------	-----------
INCOME TAX EXPENSE		       -                 -                -
					---------------	---------------	-----------
NET LOSS			 	    (4,824)		   (   83)		(107,848)
					===============	===============	===========
NET LOSS PER SHARE
BASIC AND DILUTED                 (.00)	          (.00)
					===============	===============
WEIGHTED AVERAGE SHARES
BASIC AND DILUTED			    24,592,000	 24,592,000
					===============	===============

The accompanying notes are an integral part of these financial statements.


MAXI GROUP, INC.
[Development Stage Companies]

CONDENSED STATEMENTS OF OPERATIONS
[Unaudited]

											    From
			             For the Six       For the Six	   Inception
                               Months Ended      Months Ended	June 17,1986 to
                              June 30, 2002      June 30,2001	 June 30, 2002
					---------------	---------------	-----------
REVENUE
	Interest Income		       0 		 	 0		   7,251
     					---------------	---------------	-----------

EXPENSES
	General and
	Administrative Expenses	       570 		     645            20,871
	Amortization Expense	       -                -                160
	Professional Fees		     5,000              -  		  75,351
	Rent Expense		       -                -              1,200
	Travel Expenses			 -                -             17,517
					    -------  	---------------	-----------
	Total Expenses               5,570	  	     645           115,099

LOSS BEFORE INCOME TAXES	    (5,570)	          (645)         (107,848)
					---------------	---------------	-----------
INCOME TAX EXPENSE		       -                 -                -
					---------------	---------------	-----------
NET LOSS			 	    (5,570)		    (645)		(107,848)
					===============	===============	===========
NET LOSS PER SHARE
BASIC AND DILUTED                 (.00)	          (.00)
					===============	===============
WEIGHTED AVERAGE SHARES
BASIC AND DILUTED			    24,592,000	 24,592,000
					===============	===============
The accompanying notes are an integral part of these financial statements.



MAXI GROUP, INC.
[Development Stage Companies]

Consolidated Statements of Cash Flow
[Unaudited]

						   For the Six		 From Inception
						    Months ended		On June 17, 1986
							June 30	      Through June 30,
					        2002	  2001	        2002
					     ----------------------	------------------
Cash Flows from Operating Activities:
	Net loss				$ (5,570)   $   (645)	$ (107,848)

	Adjustments to reconcile net
	loss to net cash used in
	Operating activities:
		Stock compensation	    -		    -		     2,000
	Amortization Expense		    -		    -		       160

	Increase in Accounts Payable
	 and related party payable	   5,522	     591 	    13,250

	Net Cash Flows used in
	Operating Activities	           (48)        (54)	   (92,438)

Cash Flows from Investing Activities:
	Organization Costs		    -	          -	            (160)
	Investment in subsidiary	 	                 	   (30,000)
					    ---------      --------	-----------
	Net Cash Flows to Investing
	Activities				       0	       0       (30,160)
					    ---------      --------	-----------
Cash Flows from Financing
	Activities:
	Proceeds from common stock	  -		    -	         116,377
	Proceeds from initial issuance
	  Of common stock							    15,000
	Stock offering costs		  -		    -	  	    (8,410)
					   ----------      --------	-----------
	Net cash flows provided by
	Financing Activities		     0	       0       122,967
					  ----------      ---------	-----------
Net(Decrease) Increase in Cash	  (48)	     (54)          369

Cash at Beginning of Period	         417	     519	         -
					  ----------      ---------	-----------
Cash at End of  Period	    		$  369      $    465           369

 MAXI GROUP, INC.
[A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

		Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented have been made.

		Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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



	  Liquidity and Capital Resources

		At June 30, 2002, the Company had $369 in current assets, with total current liabilities of $13,250.

	   Results of Operations

		For the three-month period ended June 30, 2002, the Company incurred nominal expenses totaling $4,824 for bank, accounting and transfer fees compared to $83 for the respective period of 2001. During this quarterly period, the Company had no business operations. It received $0 in revenues and had a net loss of $(2,824). For the respective period ended June 2001, total revenues were $0 with a net loss of $(83). For the six-month period ended June 30, 2002, the Company incurred nominal expenses totaling $5,570 for bank, accounting and transfer fees compared to $645 for the respective period of 2001. During this six-month period, the Company had no business operations and received $0 in revenues and had a net loss of $(5,570). For the respective six-month period ended June 2001, total revenues were $0 with a net loss of $(645).



PART II - OTHER INFORMATION

ITEM I	Legal Proceedings

		None.

ITEM 2	Change in Securities

		None.


ITEM 3	Defaults on Senior Securities

		None.

ITEM 4	Submission on Matters to a Vote of Security Holders

		None.

ITEM 5	Other Information

	 	None.

ITEM 6	Exhibits and Reports on Form 8-K

	(A)	Exhibits

		None.

	(B)	Reports on Form 8-K;


		None.

	CERTIFICATION PURSUANT TO
	18 U.S.C. SECTION 1350
	AS ADOPTED PURSUANT TO
	SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report of Maxi Group, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mathew Evans, Chief Executive Officer, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	The Report fully complies with the requirements of Section
		13 (a) or 15(d) of the Securities and Exchange Act of 1934;
		and

	(2)	The information contained in the Report fairly presents, in
		all material respects, the financial condition and result of operations of the Company

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Maxi Group, Inc.

Date: 8/19/02				By /s/ Mathew Evans
						Mathew Evans
                             		Sole Officer and Director