Form 10-K
period 2002-12-31
MAXI GROUP INC
filed 2003-04-10
CIK 799511

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549
                      ______________________

                           FORM 10-KSB

                      Annual Report Pursuant
                  to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                    For the fiscal year ended
                        December 31, 2002

                            33-8070-LA
                     (Commission file number)

                         MAXI GROUP, INC.
         (Name of registrant as specified in its charter)


     Nevada                                       87-0420448
(State or other jurisdiction            (IRS employer identification no.)
     of incorporation)

836 South Slate Canyon Drive                 (801) 356-3735
Provo, Utah 84606
(Address of principal executive offices)     (Registrant's telephone number,
                                        including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

     Issuers revenues for its most recent fiscal year: None.

     The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2002: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

     Shares outstanding of the registrant's common stock as of March 25, 2003: 24,592,500.

Maxi Group, Inc.


                TABLE OF CONTENTS TO ANNUAL REPORT
                          ON FORM 10-KSB
                   YEAR ENDED DECEMBER 31, 2002

                              PART I
Item 1.   Description of Business
Item 2.   Description of Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                             PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters
Item 6.   Management's Discussion and Analysis or Plan of Operation
Item 7.   Financial Statements
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
                             PART III
Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.  Executive Compensation
          6
Item 11.  Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Reports on Form 8-K
Item 14.  Controls and Procedures

PART I

Item 1. Description of Business.

Business Development

     Maxi Group, Inc. (the "Issuer" or "Company"), was incorporated under the laws of the State of Nevada on June 17, 1986. The Issuer was organized to raise capital and then seek out, investigate and acquire any suitable asset, property or other business opportunity without regard to any specific business or industry.

     In connection with its corporate purposes, the Issuer effected a public offering of its $.001 par value common stock in 1988, pursuant to which it sold 2,155,000 shares of common stock and raised gross proceeds of $107,750. This offering was registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-18 which was filed with the Securities & Exchange Commission. Subsequent to the close of the offering, the Issuer had been in the process of investigating potential acquisitions, but has not made any acquisition. The Company has not yet engaged in any significant business activities.

     In February 1999, the Company reverse split its common stock on a 10 to 1 basis, reducing the total issued and outstanding to 2,592,500 shares. The Company then issued an additional 22,000,000 shares in a private offering for a total consideration of $22,000 cash. In conjunction with this, existing management resigned and appointed new management.

     Since its public offering, the Company has issued additional shares of common stock for cash on various occasions in private offerings. At March 25, 2003, the Company had 24,592,500 shares issued and outstanding.

Business of Issuer

     The Company has no current business operations. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

     The Company will not restrict its search for any specific kind of firm, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

     There is no assurance that the Company will be able to successfully identify and negotiate a suitable potential business venture.

     Except for the Company's sole officer and director, who works for the Company on a part time basis, the Company has no other employees. The Company presently maintains its business office at 836 South Slate Canyon Drive, Provo, Utah 84606.

Item 2. Description of Properties.

     The Company has no significant assets or operating capital. The Company has no facilities. The Company uses the address of its president.

Item 3. Legal Proceedings.

     The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.

                             PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.
Market Information

     To the knowledge of current management, there is no public trading market for the Company's common stock.

Holders

     At March 25, 2003, there were approximately 31 holders of record of the Company's common stock.

Dividends

     The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.

Sales of Equity Securities

     The Company has not sold any securities during the period of this report that have not been previously reported.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Plan of Operation

     The Company has no business operations, and very limited assets or capital resources. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

     The Company will not restrict its search for any specific kind of firm, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

     The Company does not have sufficient funding to meet its long-term cash needs. The Company believes that its current cash will be sufficient to support the Company's planned operations for the next twelve months. The current sole officer and director has expressed his intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing funds until a suitable business venture can be completed. Management does not anticipate raising funds during the next twelve months. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds if and when needed.

     The Company has experienced net losses during the development stage (1986 to present) and has had no significant revenues during such period. During the past two fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward-Looking Statements

     When used in this Form 10-KSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

Item 7. Financial Statements

     See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 25, 2003:

                                                         With
                                                         Company
     Name      Age       Position                        Since
Mathew W. Evans     31   Director, President, CEO, CFO and Secretary  1999

_______________

     Mathew W. Evans. Mr. Evans has been with the Company since 1999. Since that time he has been the Company's sole officer and director. Mr. Evans works for the Company on a part time basis. Mr. Evans is employed as a City Planner with the city of Mapleton, Utah (September 2002 - Present). He was employed as a City Planner of Provo, Utah (April 1997 - September 2002) and Riverton, Utah (January 1995-April 1997). He received a Bachelor of Science Degree in Geography from Utah State University in Logan, Utah, with emphasis in Rural Planning and Urban Geography, and also received a certificate in Urban and Regional Planning from the University of Utah. Mr. Evans holds no other directorships in reporting companies.

Identify Significant Employees

     The Company has no significant employees.

Family Relationships

     None.

Involvement in Certain Legal Proceedings

     Mr. Evans has not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-B.

Compliance With Section 16(a) of the Exchange Act

     The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

 Item 10. Executive Compensation

     During the last fiscal year, the Company's sole officer and director did not receive any salary, wage or other compensation. During the current fiscal year the Company has no present plans to pay compensation to its sole officer and director. There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 25, 2003, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 25, 2003, the Company had 24,592,500 shares of common stock outstanding.

Name and Address
Of Beneficial  Shares Beneficially Percentage of Shares
Owner(1)            Owned       Beneficially Owned      Position
Mathew W. Evans     22,000,000               89.5%               Director,
                                                                 President, CEO,
                                                                 CFO Secretary
Directors and
Executive Officers
as a Group
(1 person)          22,000,000               89.5%

Robert W. Mann
737 Westholme
Ave.
Los Angeles,
CA 90024       2,080,750           8.5%
__________________________

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

Equity Compensation Plan Information

     The Company does not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions.

     Not applicable.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits
     Listed on page 10 hereof.

Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2002.

Item 14. Controls and Procedures.

     Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.
                                        Maxi Group, Inc.
                                        (Registrant)


Date: April 9, 2003                     By /s/ Mathew W. Evans
                                           Mathew W. Evans
                                   President, CEO, CFO and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                Title                         Date
/s/ Mathew W. Evans   Director, President, CEO, CFO and Secretary   April 9,
   Mathew W. Evans                                       2003


                          CERTIFICATIONS

CEO and CFO Certification

I, Mathew W. Evans, as Chief Executive Officer and Chief Financial Officer of the Company, certify that:

   1.I have reviewed this annual report on Form 10-KSB of Maxi Group, Inc.;

   2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4.I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6.I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003                     /s/ Mathew W. Evans
                              Mathew W. Evans
                                   President, CEO, CFO

                          EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION OF EXHIBIT

3(i)   Articles of Incorporation of the Company
3(ii)          Bylaws of the Company
99.1   Certification of Mathew W. Evans pursuant to 18 U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
[INSERT FINANCIALS]EXHIBIT 3(I)

                         MAXI GROUP, INC.
                  (A Development Stage Company)
                       Financial Statements
                    December 31, 2002 and 2001

MAXI GROUP, INC.
(A Development Stage Company)
Index to Financial Statements




                                                  Page


Independent auditors' report                                F-2


Balance sheet                                            F-3


Statement of operations                                  F-4


Statement of stockholders' deficit                               F-5


Statement of cash flows                                  F-9


Notes to financial statements                               F-10

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Maxi Group, Inc.


We have audited the accompanying balance sheet of Maxi Group, Inc., (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxi Group, Inc., (a development stage company) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception in conformity with accounting principles generally accepted in the United States of America.

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


Tanner + Co.
Salt Lake City, Utah
March 26, 2003

MAXI GROUP, INC.
(A Development Stage Company)
Balance Sheet



                                   December 31,
                                   2002           2001
Assets
Cash                                    $   321   $   417
                                   --------  --------
Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                          $ 11,170    $ 3,728
   Related party payable                        4,000      4,000
                                   --------  --------
     Total current liabilities                 15,170      7,728

Stockholders' deficit:
   Common stock, $.001 par value; 100,000,000
   shares authorized; 24,592,500 shares
   issued and outstanding
                                     24,593   24,593
Additional paid-in capital                     70,374     70,374
Deficit accumulated during
development stage                       (109,816)  (102,278)
                                   --------  --------
Total stockholders' deficit                   (14,849)    (7,311)
                                   --------  --------
Total liabilities and stockholders' deficit     $ 321    $   417





















See accompanying notes to financial statements. F-3

MAXI GROUP, INC.
(A Development Stage Company)
Statement of Operations


                                                       Cumulative
                                   Years Ended         Amounts
                                   December 31,        Since
                                   2002     2001       Inception
Revenue   interest income          $     -  $      -   $   7,251

Expenses:                          -------- --------   ----------
     Professional fees               6,942     1,700      77,293
     Administrative expenses           596       665      20,897
     Travel expenses                              -           -     17,517
     Amortization expense                -         -         160
     Rent expense                        -         -       1,200
                                   -------- --------   ----------
          Total expenses             7,538     2,365     117,067
                                   -------- --------   ----------
Loss before income taxes            (7,538)              (2,365)       (109,816)
Income tax benefit                       -         -           -
Net loss                           $(7,538)            $ (2,365)      $(109,816)
                                   -------- --------   ----------
Loss per common share - basic
and diluted                        $  (.00)            $   (.00)
Weighted average common shares     -------- --------
  basic and diluted                24,592,500          24,592,500
                                   -------- --------






















See accompanying notes to financial statements. F-4

MAXI GROUP, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit
From Inception Through December 31, 2002

                               Additional  Stock
               Common Stock    Paid-In     Subscription     Accumulated
               Shares  Amount  Capital     Receivable  Deficit
               ----------------------------------------------------------
Balance, June
17, 1986                -      $    -      $       -   $       -      $      -

Shares issued
to initial
stockholders for
cash              300,000         300         14,700           -             -
Net loss for the
period ended
December 31, 1986          -        -              -           -          (129)
               ----------------------------------------------------------
Balance, December
31, 1986          300,000         300         14,700           -          (129)

Contribution of
initial stockholders'
shares for
cancellation     (150,000)   (150)       150                   -             -

Net loss for the
year ended
December 31, 1987          -        -              -           -          (289)
               ----------------------------------------------------------
Balance, December 31,
1987                        150,000           150         14,850              -          (418)

Shares issued
pursuant to
public offering
for cash          215,500         216         65,264           -             -

Net loss for the
year ended
December 31, 1988          -        -              -           -       (19,221)
               ----------------------------------------------------------
Balance, December
31, 1988          365,500         366          80,114          -       (19,639)

Distribution of
stock                   -           -         (30,000)                   -             -
Net loss for the
year ended
December 31, 1989          -        -               -          -       (16,066)
               ----------------------------------------------------------
See accompanying notes to financial statements. F-5

MAXI GROUP, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit
Continued
                               Additional  Stock
               Common Stock    Paid-In     Subscription          Accumulated
               Shares  Amount  Capital     Receivable  Deficit
               ----------------------------------------------------------
Balance, December
31, 1989        365,500           366          50,114          -       (35,705)
Net loss for the
year ended
December 31, 1990        -           -          -               -       (8,830)
               ----------------------------------------------------------
Balance, December
31, 1990        365,500            366     50,114               -      (44,535)

Shares issued in
private placement  200,000         200      9,800          (9,000)            -

Net loss for the
year ended
December 31, 1991        -            -         -               -        (7,238)
               ----------------------------------------------------------
Balance, December
31, 1991         565,500            566     59,914      (9,000)          (51,773)

Payments received
on stock subscription
receivable                  -         -          -        1,567                -

Net loss for the
year ended
December 31, 1992        -              -         -             -        (5,256)
               ----------------------------------------------------------
Balance, December
31, 1992         565,500       566    59,914          (7,433)      (57,029)

Cancellation of
shares           (200,000)     (200)   (7,233)         -           -

Shares issued in
private placement,
June 1993            1,827,000     1,827    14,093          7,433            -

Net loss for the
year ended
December 31, 1993    -        -       -           -       (5,506)
               ----------------------------------------------------------
Balance, December
31, 1993       2,192,500     2,193    66,774           -      (62,535)

See accompanying notes to financial statements. F-6



MAXI GROUP, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit
Continued
                               Additional  Stock
               Common Stock    Paid-In            Subscription        Accumulated
               Shares  Amount  Capital     Receivable  Deficit
               ----------------------------------------------------------
Net loss for the
year ended
December 31, 1994     -     -         -           -    (7,358)
               ----------------------------------------------------------

Balance, December
31, 1994       2,192,500   2,193         66,774           -      (69,893)

Net loss for the
year ended
December 31, 1995      -       -           -           -     (4,471)
               ----------------------------------------------------------
Balance, December
31, 1995       2,192,500   2,193         66,774        -    (74,364)

Shares issued in 3
private Placement,
August 1996      200,000     200          1,800        -         -

Net loss for the
year ended
December 31, 1996    -      -         -           -     (3,768)
               ----------------------------------------------------------
Balance, December
31, 1996       2,592,500   2,393         68,574        -    (78,132)

Shares issued in
private placement,
February 1997    200,000     200        1,800          -         -

Net loss for the
year ended
December 31, 1997    -      -         -           -     (4,615)
               ----------------------------------------------------------
Balance, December
31, 1997       2,592,500   2,593         70,374        -    (82,747)

Net loss for the
year ended
December 31, 1998    -      -         -           -     (4,591)
               ----------------------------------------------------------
Balance, December
31, 1998       2,592,500   2,593         70,374        -    (87,338)


See accompanying notes to financial statements.


MAXI GROUP, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit
Continued
                               Additional  Stock
               Common Stock    Paid-In     Subscription     Accumulated
               Shares  Amount  Capital     Receivable  Deficit
               -----------------------------------------------------------
Shares issued in
private        22,000,000 22,000           -       -        -

Placement, March
1999

Net loss for
the year ended
December 31, 1999 -    -       -           -            (7,444)
               ----------------------------------------------------------
Balance, December
31, 1999       24,592,500 24,593  70,374           -         (94,782)

Net loss for the
year ended
December 31, 2000 -    -       -           -            (5,131)
               ----------------------------------------------------------
Balance, December
31, 2000       24,592,500 24,593   70,374  -           (99,913)

Net loss for the
year ended
December 31, 2001 -   -        -           -            (2,365)
               ----------------------------------------------------------
Balance, December
31, 2001       24,592,500  24,593      70,374          -  (102,278)

Net loss for the
year ended
December 31, 2002 -   -        -           -            (7,538)
               ----------------------------------------------------------
Balance, December
31, 2002       24,592,500 $24,593    $ 70,374  $   -   $  (109,816)
               -----------------------------------------------------------









See accompanying notes to financial statements. F-8

MAXI GROUP, INC.
(A Development Stage Company)
Statement of Cash Flows

                                                     Cumulative
                                     Years Ended       Amounts
                                     December 31,    Since
                                     2002      2001  Inception
                                     _______________________________
Cash flows from operating activities:
Net loss                             $ (7,538) $ (2,365) $ (109,816)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization expense                       -       -         160
Stock compensation                         -       -       2,000
Increase in accounts payable and
related party accounts payable                 7,442  2,263      15,170
                                     --------------------------------
Net cash used in
operating activities
                                           (96)    (102)        (92,486)

Cash flows from investing activities:
Organization costs                         -       -         (160)
Investment                                     -     -          (30,000)

     Net cash used in
     investing activities                          -   -        (30,160)
                                     --------------------------------
Cash flows from financing activities:
Net proceeds from issuance of
common stock                               -       -      122,967

Net (decrease) increase in cash                     (96)       (102)          321

Cash, beginning of period                           417         519         -
                                     --------------------------------
Cash, end of period                     $ 321   $ 417      $ 321













See accompanying notes to financial statements. F-9

MAXI GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2002 and 2001
1. Summary of
Significant
Accounting
Policies

     Organization
     The Company was organized under the laws of the State of Nevada on June 17, 1986 (date of inception). The Company has not commenced planned principal operations. The Company proposes to seek business ventures which will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, engaged in revenue generating business activities of any kind. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Cash and Cash Equivalents
     Cash equivalents are generally comprised of certain highly liquid investments with maturities of less than three months.

     Loss Per Share
     The computation of loss earning per common share is based on the weighted average number of shares outstanding during each period.

     The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.

     Use of Estimates in Preparation of Financial Statements
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
     Actual results could differ from those estimates.

MAXI GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
Continued

2. Going
Concern
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
     Because of significant losses and the lack of any revenue generating activities, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financing and/or equity.

     Management of the Company is currently developing a plan to attempt to resolve these uncertainties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Related Party
Transactions
     At December 31, 2002 and 2001 the Company owed a shareholder
     $4,000 related to cash advances made during the year ended
     December 31, 1998. The advances are non-interest bearing and have no specific repayment terms.

4.Supplemental
Cash Flow
Disclosure
     The Company has not paid any amounts for interest or income taxes during the years ended December 31, 2002 and 2001, and since inception.

5. Income Taxes
     The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                               Cumulative
                            Years Ended        Amounts
                            December 31,       Since
                            2002     2001      Inception
                            -----------------------------------
     Income tax benefit at
     statutory rate         $ 3,000  $  1,000  $ 32,000

     Change in valuation
     allowance               (3,000)   (1,000)      (32,000)
                            -----------------------------------
                            $     -  $      -  $      -
                            ===================================

MAXI GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
Continued


5. Income
Taxes
  Continued
     Deferred tax assets are as follows:

                                           2002        2001

     Operating loss carryforward               $ 35,000      $ 32,000
     Valuation allowance                           (35,000)   (32,000)
                                     -------------------------------
                                           $      -  $      -
                                     ===============================
     The Company has net operating loss carryforwards of approximately $102,000, which begin to expire in the year 2002. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

     The following approximate amounts will expire over the next five years from the net operating loss carryforward, if not used.

                      2003                     $ 19,000
                      2004                       16,000
                      2005                        9,000
                      2006                        7,000
                      2007                        5,000

6. Fair Value of
Financial
Instruments
     The Company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

MAXI GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
Continued



7. Recent
Accounting
Pronounce-
ments

     Recent Accounting Pronouncements
     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently assessing the impact of this statement.

     In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4,
     44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires saleleaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The
     Company does not expect Adoption of SFAS No. 145 did have a material impact on financial position or future operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS
     No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

MAXI GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
Continued


7. Recent
Accounting
Pronounce-
ments
Continued

     Recent Accounting Pronouncements   Continued
     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting
     Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS
     No. 148 by the Company did not have a material impact on the Company's financial position or operations.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Entities
     Ethics (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

MAXI GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
Continued


7. Recent
Accounting
Pronounce-
ments
Continued
     Recent Accounting Pronouncements   Continued
     In November 2002, the FASB issued Interpretation No. 45,
     Guarantor's Accounting and Disclosure Requirements for
     Guarantees, Including Indirect Guarantees of Indebtedness of
     Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the
     Company to make significant new disclosures about guarantees.
     The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its financial position, results of operations or cash flows.

                    ARTICLES OF INCORPORATION
                                OF
                         MAXI GROUP, INC.

     WE, THE UNDERSIGNED natural persons of the age of twenty-one (21) years or more, acting as incorporators of a corporation under the Nevada Business Corporation Act, adopt the following Articles of Incorporation for such corporation.
                         ARTICLE I - NAME

     The name of the Corporation is Maxi Group, Inc.

                      ARTICLE II - DURATION

     The duration of the corporation is perpetual.

                      ARTICLE III - PURPOSES

     The purpose or purposes for which this corporation is engaged are:
          (a)To engage in the specific business of making business acquisitions, mergers and all related matters. Also, to acquire, develop, explore and otherwise deal in and with all kinds of real and personal property and all related activities, and for any and all other lawful purposes.

          (b)To acquire by purchase, exchange, gift, bequest, subscription, or otherwise; and to hold, own, mortgage, pledge, hypothecate, sell, assign, transfer, exchange, or otherwise dispose of or deal in or with its own corporate securities or stock or other securities including, without limitations, any shares of stock, bonds, debentures, notes, mortgages, or other obligations, and any certificates, receipts or other instruments representing rights or interests therein on any property or assets created or issued by any person, firm., associate, or corporation, or instrumentalities thereof; to make payment therefor in any lawful manner or to issue in exchange therefor its unreserved earned surplus for the purchase of its own shares, and to exercise as owner or holder of any securities, any and all rights, powers, and privileges in respect thereof.

          (c)To do each and everything necessary, suitable, or proper for the accomplishment of any of the purposes or the attainment of any one or more of the subjects herein enumerated, or which may, at any time, appear conducive to or expedient for the protection or benefit of this corporation, and to do said acts as fully and to the same extent as natural persons might, or could do in any part of the world as principals, agents, partners, trustees, or otherwise, either alone or in conjunction with any other person, association, or corporation.

          (d)The foregoing clauses shall be construed both as purposes and powers and shall not be held to limit or restrict in any manner the general powers of the corporation, and the enjoyment and exercise thereof, as conferred by the laws of the State of Nevada; and it is the intention that the purposes and powers specified in each of the paragraphs of this Article III shall be regarded independent purposes and powers.

                        ARTICLE IV - STOCK

     The aggregate number of shares which this corporation shall have authority to issue is 100,000,000 shares of Common Stock having a par value of $.001 per share. All stock of the corporation shall be of the same class, common, and shall have the same rights and references. Fully-paid stock of this corporation shall not be liable to any further call or assessment.

                      ARTICLE V - AMENDMENT

     These Articles of Incorporation say be amended by the affirmative vote of "a majority" of the shares entitled to vote on each such amendment.

                 ARTICLE VI - SHAREHOLDERS RIGHTS

     The authorized and treasury stock of this corporation may be issued at such time, upon such terms and conditions and for such consideration as the Board of Directors shall determine. Shareholders shall not have pre-emptive rights to acquire unissued shares of the stock of this corporation.

                   ARTICLE VII - CAPITALIZATION

     This corporation will not commence business until consideration of a value of at least $1,000 has been received for the issuance of said shares.

             ARTICLE VIII - INITIAL OFFICE AND AGENT

                       The Corporate Trust Company of Nevada
                       One East First Street
                       Reno, NV  89501

                      ARTICLE IX - DIRECTORS

     The directors are hereby given the authority to do any act on behalf of the corporation by law and in each instance where the Business Corporation Act provides that the directors may act in certain instances where the Articles of Incorporation authorize such action by the directors, the directors are hereby given authority to act in such instances without specifically numerating such potential action or instance herein.
     The directors are specifically given the authority to mortgage or pledge any or all assets of the business without stockholders' approval.
     The number of directors constituting the initial Board of Directors of this corporation is three. The names and addresses of persons who are to serve as Directors until the first annual meeting of stockholders or until their successors are elected and qualify, are:
     NAME                                      ADDRESS
Robert W. Mann                             737 Westholme Ave.
                                           Los Angeles, CA  90024

Jack W. Crowell                            4349 Fortuna Way
                                           Salt Lake City, UT  84124

Gary B. Peterson                           324 South State, Suite 235
                                           Salt Lake City, UT  84111

                   ARTICLE X  -  INCORPORATORS
The name and address of each incorporator is:
     NAME                                      ADDRESS
Thomas G. Kimble                     311 South State, #440
                                     Salt Lake City, UT  84111

Jody York                   311 South State, #440
                                     Salt Lake City, UT  84111

Van L. Butler                  311South State, #440
                                     Salt Lake City, UT  84111

                           ARTICLE XI
      COMMON DIRECTORS - TRANSACTIONS BETWEEN CORPORATIONS
     No contract or other transaction between this corporation and any one or more of its directors or any other corporation, firm, association, or entity in which one or more of its directors or officers are financially interested, shall be either void or voidable because of such relationship or interest, or because such director or directors are present at the meeting of the Board of Directors, or a committee thereof, which authorizes, approves, or ratifies such contract or transaction, or because his or their votes are counted for such purpose if: (a) the fact of such relationship or interest is disclosed or known to the Board of Directors or committee which authorizes, approves, or ratifies the contract or transaction, by vote or consent sufficient for the purpose without counting the votes or consents of such interested director; or
(b) the fact of such relationship or interest is disclosed or known to the stockholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent; or (c) the contract or transaction is fair and reasonable to the corporation.
     Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or committee thereof which authorizes, approves, or ratifies such contract or transaction. Under penalties of perjury, we declare that these Articles of Incorporation have been examined by us and are, to the best of our knowledge and belief, true, correct and complete.

DATED this 1st day of June, 1986.
                                       /s/ Thomas G. Kimble
                                           Thomas G. Kimble

                                      /s/  Jody York
                                           Jody York

                                      /s/ Van L. Butler
                                          Van L. Butler
STATE OF UTAH         )
                      ): ss.
COUNTY OF SALT LAKE   )

On the 13th day of June, 1986, personally appeared before me, Thomas G. Kimble, Jody York and Van L. Butler, who duly acknowledged to me that they signed the foregoing Articles of Incorporation.

                                       /s/ Patty Poulser
                                     Notary Public
                                     Residing at:  SLC Utah
My Commission Expires:
12/7/88

Exhibit 3(ii)

                              BYLAWS

                                OF

                        MAXI GROUP, INC.

                      ARTICLE I - OFFICES


          The principal office of the corporation in the State of Utah shall be located in the City of Salt Lake, County of Salt Lake. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from "time to time" require.

                    ARTICLE II - STOCKHOLDERS
1.   ANNUAL MEETING.

     The annual meeting of the stockholders shall be held on the 17th day of June in each year, beginning with the year 1987 at the hour Three o'clock P.M., for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday such meeting shall be held on the next succeeding business day.

2.   SPECIAL MEETINGS.

     Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the president or by the directors, and shall be called by the president at the request of the holders of not less than ten per cent of all the outstanding shares of the corporation entitled to vote at the meeting.

3.   PLACE OF MEETING.

     The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

4.   NOTICE OF MEETING.

     Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten, nor more than thirty days before the date of the meeting, either personally or by mail, by or at the direction of the president, or the secretary, or the officer or persons calling the meeting, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.

5.   CLOSING OF TRANSFER BOOKS OR FIXING OF RECORD DATE.

     For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, thirty days. If the stock transfer books shall be closed for the purpose of determining stockholders entitled to notice of or to vote at a meeting of stockholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the directors may fix in advance a date as the record date for any such determination of stockholders, such date in any case to be not more than thirty days and, in case of a meeting of stockholders, not less than ten days prior to the date on which the particular action requiring such determination of stockholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

6.   VOTING LISTS.

     The officer or agent having charge of the stock transfer books for shares of the corporation shall make, at least ten days before each meeting of stockholders, a complete list of the stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

7.   QUORUM.

     At any meeting of stockholders one-third of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

8.   PROXIES.

     At all meetings of stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting.

9.   VOTING.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock en-titled to vote held by such stockholders. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of this State.

10.  ORDER OF BUSINESS.

     The order of business at all meetings of the stockholders shall be as follows:

     1.   Roll Call.
     2.   Proof of notice of meeting or waiver of notice.
     3.   Reading-of minutes of preceding meeting.
     4.   Reports of Officers.
     5.   Reports of Committees.
     6.   Election of Directors.
     7.   Unfinished Business.
     8.   New Business.

11.  INFORMAL ACTION BY STOCKHOLDERS.

     Unless otherwise provided by law, any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in-writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                ARTICLE II  -  BOARD OF DIRECTORS
1.   GENERAL POWERS.

     The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

2.   NUMBER, TENURE AND QUALIFICATIONS.

     The number of directors of the corporation shall be no less than three. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

3.   REGULAR MEETINGS.

     A regular meeting of the directors shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time. and place for the holding of additional regular meetings without other notice than such resolution.

4.   SPECIAL MEETINGS.

     Special meetings of the directors may be called by or at the request of the president or any-two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

5.   NOTICE.

     Notice of any special meeting shall be given at least three days previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

6.   QUORUM.

     At any meeting of the directors a majority shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.



7.   MANNER OF ACTING.

     The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

8.   NEWLY CREATED DIRECTORSHIPS AND VACANCIES.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of a majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

9.   REMOVAL OF DIRECTORS.

     Any or all or the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

10.  RESIGNATION.

     A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

11.  COMPENSATION.

     No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

12.  PRESUMPTION OF ASSENT.

     A director of the corporation who is present at a meeting of the directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the nesting before the adjournment thereof or shall forward such dissent by registered mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

13.  EXECUTIVE AND OTHER COMMITTEES.

     The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of three or more directors. Each such committee shall serve at the pleasure of the board.

                      ARTICLE IV - OFFICERS
1.   NUMBER.

     The officers of the corporation shall be a president, a vice president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

2.   ELECTION AND TERM OF OFFICE.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

3.   REMOVAL.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

4.   VACANCIES.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

5.   PRESIDENT.

     The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or, any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president; and such other duties as may be prescribed by the directors from time to time.

6.   VICE-PRESIDENT.

     In the absence of the president or in event of his death, inability or refusal to act, the vice-president shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The vice-president shall perform such other duties as from time to time may be assigned to him by the President or by the directors.

7.   SECRETARY.

     The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian or the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

8.   TREASURER.

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.

9.   SALARIES.

     The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the corporation.

        ARTICLE V - CONTRACTS, LOANS, CHECKS AND DEPOSITS
1.   CONTRACTS.

     The directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

2.   LOANS.

     No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

3.   CHECKS, DRAFTS, ETC.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.


4.   DEPOSITS.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositaries as the directors may select.

     ARTICLE VI - CERTIFICATES FOR SHARES AND THEIR TRANSFER

1.   CERTIFICATES FOR SHARES.

     Certificates representing shares of the corporation shall be in such form as shall be determined by the directors. Such certificates shall be signed by the president and by the secretary or by such other officers authorized by law and by the directors. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the stockholders, the number of shares and date of issue, shall be entered on the stock transfer books of the corporation. All certificates surrendered to the corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number or shares shall have been surrendered and canceled, except that in case of a lost, destroyed or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the corporation as the directors may prescribe.

2.   TRANSFERS OF SHARES.

     (a) Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, and cancel the old certificate; every such transfer shall be entered on the transfer book of the corporation which shall be kept at its principal office.

     (b) The corporation shall be entitled to treat the holder of record of any share as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, except as expressly provided by the laws of this state.

                    ARTICLE VII - FISCAL YEAR

     The fiscal year of the corporation shall begin on the last day of the month in each year as elected, by the Directors.

                     ARTICLE VIII - DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

                        ARTICLE IX - SEAL

     The directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words "Corporate Seal".

                   ARTICLE X - WAIVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                     ARTICLE XI - AMENDMENTS

These by-laws may be altered, amended or repealed and new bylaws may be adopted by a vote of the stockholders representing a majority of all the shares issued and outstanding, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.



____________________________________
SECRETARY



Exhibit 99.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Maxi Group, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mathew W. Evans, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SS1350, as adopted pursuant to SS906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                            /s/ Mathew W. Evans
                            CEO and CFO
                            April 9, 2003