Form 10-Q
period 2002-09-30
MAXI GROUP INC
filed 2003-05-14
CIK 799511

U.S. Securities and Exchange Commission
                     Washington D.C. 20549

                          Form 10-QSB

        [X]  Quarterly Report Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934.

            For the Quarter Ended September 30, 2002

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

Common Stock outstanding at September 30, 2002 - 24,592,500 shares of $.001 par value Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements

                         MAXI GROUP, INC.
                        [Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS
                                        Sept. 30,2002
                                   --------------
CURRENT ASSETS:
     Cash on Hand                        $        345
                                   --------------
TOTAL ASSETS                        $        345


                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                   Sept. 30, 2002
                                   --------------
CURRENT LIABILITIES:

    Accounts payable                     $       9,950
    Payable to related parties                  4,000
                                   --------------
         Total Current Liabilities      $      13,950
                                   --------------

STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock                              24,593
    Additional paid-in Capital                70,374
    Deficit accumulated during
    development stage                          (108,572)
                                   --------------
     Stockholders' Deficit              $     (13,605)

TOTAL LIABILITIES &
Stockholders' Deficit                   $         345
                                   ==============

The accompanying notes are an integral part of these financial statements.

                        MAXI GROUP, INC.
                  [Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS
                          [Unaudited]

                                                           From
                           For the Three      For the Three    Inception
                               Months Ended      Months Ended    June 17,1986 to
                              Sept. 30, 2002     Sept. 30,2001   Sept. 30, 2002
                         ---------------     ---------------     -----------
REVENUE
     Interest Income                 0             0           7,251
                              ---------------     ---------------     -----------

EXPENSES
     General and
     Administrative Expenses        24             46            20,895
     Amortization Expense            -                -                160
     Professional Fees             700                -            76,051
     Rent Expense               -                -              1,200
     Travel Expenses                -                -             17,517
                             -------    ---------------     -----------
     Total Expenses               724             46           115,823
                             -------    ---------------     -----------
LOSS BEFORE INCOME TAXES     (724)           (46)         (108,572)
                         ---------------     ---------------     -----------
INCOME TAX EXPENSE              -                 -                -
                         ---------------     ---------------     -----------
NET LOSS                     (724)          (46)       (108,572)
                         ===============     ===============     ===========
NET LOSS PER SHARE
BASIC AND DILUTED                 (.00)           (.00)              (.00)
                         ===============     ===============     ===========
WEIGHTED AVERAGE SHARES
BASIC AND DILUTED                24,592,000   24,592,000
                         ===============     ===============     ===========

The accompanying notes are an integral part of these financial statements.


                          MAXI GROUP, INC.
                    [Development Stage Company]

                 CONDENSED STATEMENTS OF OPERATIONS
                            [Unaudited]

                                                           From
                            For the Nine       For the Nine    Inception
                               Months Ended      Months Ended    June 17,1986 to
                              Sept. 30, 2002     Sept. 30,2001   Sept. 30, 2002
                         ---------------     ---------------     -----------
REVENUE
     Interest Income                 0             0           7,251
                              ---------------     ---------------     -----------

EXPENSES
     General and
     Administrative Expenses       594           691            20, 895
     Amortization Expense            -                -                160
     Professional Fees           5,700                -            76,051
     Rent Expense               -                -              1,200
     Travel Expenses                -                -             17,517
                             -------    ---------------     -----------
     Total Expenses             6,294            691            115,823
                             -------    ---------------     -----------
LOSS BEFORE INCOME TAXES   (6,294)          (691)          (108,572)
                         ---------------     ---------------     -----------
INCOME TAX EXPENSE              -                -                -
                         ---------------     ---------------     -----------
NET LOSS                   (6,294)         (691)       (108,572)
                         ===============     ===============     ===========
NET LOSS PER SHARE
BASIC AND DILUTED                 (.00)           (.00)              (.00)
                         ===============     ===============     ===========
WEIGHTED AVERAGE SHARES
BASIC AND DILUTED                 24,592,000  24,592,000
                         ===============     ===============     ===========

The accompanying notes are an integral part of these financial statements.


                          MAXI GROUP, INC.
                     [Development Stage Company

                Consolidated Statements of Cash Flow
                              [Unaudited]

                                 For the Nine           From Inception
                                  Months ended         On June 17, 1986
                                   Sept. 30        Through Sept. 30,
                                 2002     2001            2002
                              ----------------------   ------------------
Cash Flows from Operating Activities:
     Net loss                 $ (6,294)   $   (691)    $ (108,572)

     Adjustments to reconcile net
     loss to net cash used in
     Operating activities:
          Stock compensation      -              -               2,000
     Amortization Expense              -              -                 160

     Increase in Accounts Payable
      and related party payable       6,222         613         13,950
                            ---------      ---------   -----------
     Net Cash Flows used in
     Operating Activities               (72)         (78)      (92,462)

Cash Flows from Investing Activities:
     Organization Costs           -               -                (160)
     Investment in subsidiary     -              -             (30,000)
                            ---------      ---------   -----------
     Net Cash Flows to Investing
     Activities                        -                 -       (30,160)
                            ---------      --------    -----------
Cash Flows from Financing
     Activities:
     Proceeds from common stock       -          -              116,377
     Proceeds from initial issuance
       Of common stock                                     15,000
     Stock offering costs             -          -              (8,410)
                           ----------      --------    -----------
     Net cash flows provided by
     Financing Activities              0              0              122,967
                           ----------      ---------   -----------
Net (Decrease) Increase in Cash      (72)         (78)          345

Cash at Beginning of Period           417              519           -
                           ----------      ---------   -----------
Cash at End of  Period             $ 345       $    441            345

                          MAXI GROUP, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.
     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.

     Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended September 20, 2002 are not necessarily indicative of the operating results for the full year.

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Maxi Group has never engaged in any material operations or had any revenues from operations since inception. The Company is presently attempting to determine which industries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and attempt to commence operations. During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing with its public reporting requirements and the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management or shareholders.







     Liquidity and Capital Resources

     At September 30, 2002, the Company had $345 in current assets, with total current liabilities of $13,950. The cash on hand as of 9/30/02 is not considered sufficient to fund the Company's necessary expenditures over the next 12 months. The Company intends to borrow funds from management or shareholders to fund the required expenses.
     The Company does not have any formal agreements with management or shareholders to provide such funds, therefore such funds may not be available to the Company. If management or shareholders do not continue to provide the Company with working capital, the Company may be unable to meet its audit and public reporting obligations or commence operations.


ITEM 4 Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

     Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

     (b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

Maxi Group, Inc.

Date: May 14, 2003            By /s/ Mathew Evans
                              Mathew Evans
                                   Sole Officer and Director


CERTIFICATIONS


I, Mathew Evans, Sole Officer and Director of Maxi Group, Inc.
certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Maxi
Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
     Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


                                             /s/ Mathew Evans
                                            ___________________________________
                                                 Mathew Evans
                                                Sole Officer and Director


                                 Maxi Group, Inc.
                            Certification Pursuant To
                 18 U.S.C. Section 1350, As Adopted Pursuant To
                  Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of Maxi Group, Inc.
(the "Company") on form 10-QSB for the three months ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mathew Evans, Sole Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange
            Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: May 14, 2003

  Mathew Evans
/s/ -------------------------------------
     Sole Officer and Director