Form 10QSB
period 2003-03-31
MAXI GROUP INC
filed 2003-05-20
CIK 799511

FORM 10-QSB

	U.S. SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549
	______________________

	Quarterly Report Under Section 13 or 15(d) of the
	Securities Exchange Act of 1934

	For the Quarterly Period Ended March 31, 2003

Commission File Number 33-08070-LA


MAXI GROUP, INC.
(Exact name of registrant as specified in its charter)



Nevada
87-0420448


(State or other jurisdiction of
incorporation or organization)
(IRS Employer Identification No.)



836 South Slate Canyon Drive, Provo, Utah 84606
 (Address of principal executive offices)
(Zip Code)

(801) 356-3735
(Registrant's telephone number, including area code)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X   Yes     ___No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class
Outstanding as of May 15, 2003


Common Stock
24,592,500

	Item 1. Financial Statements



Item 1  Financial Statements

	MAXI GROUP, INC.
                        [Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS
                             	        	March 31, 2003
 							--------------
CURRENT ASSETS:
     Cash on Hand				      $        297
        						--------------
TOTAL ASSETS				      $        297


                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

							March 31, 2003
							--------------
CURRENT LIABILITIES:

    Accounts payable			      $      16,544
    Payable to related parties		        4,000
						   	--------------
         Total Current Liabilities		$      20,544
 							--------------

STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock						 24,593
    Additional paid-in Capital			 70,374
    Deficit accumulated during
    development stage                          (115,214)
         						--------------
   	Stockholders' Deficit 			$     (20,247)

TOTAL LIABILITIES &
Stockholders' Deficit 				$         297
							==============

The accompanying notes are an integral part of these financial statements.

MAXI GROUP, INC.
[Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS
[Unaudited]

											    From
			            For the Three      For the Three	   Inception
                               Months Ended      Months Ended	June 17,1986 to
                              March 31, 2003    March 31, 2002	March 31, 2003
					---------------	---------------	-----------
REVENUE
	Interest Income		       -		 	- 		   7,251
     					---------------	---------------	-----------

EXPENSES
	General and
	Administrative Expenses	     542 		     546            21,439
	Amortization Expense	       -                -                160
	Professional Fees		   4,856                - 		  82,149
	Rent Expense		       -               200             1,200
	Travel Expenses			 -                -             17,517
					    -------  	---------------	-----------
	Total Expenses             5,398	  	    746            122,465
					    -------  	---------------	-----------
LOSS BEFORE INCOME TAXES	  (5,398)	         (746)          (115,214)
					---------------	---------------	-----------
INCOME TAX EXPENSE		       -                -                  -
					---------------	---------------	-----------
NET LOSS			 	  (5,398)		   (746)		(115,214)
					===============	===============	===========
NET LOSS PER SHARE
BASIC AND DILUTED                 (.00)	          (.00)		    (.00)
					===============	===============	===========
WEIGHTED AVERAGE SHARES
BASIC AND DILUTED			   24,592,000	 24,592,000
					===============	===============	===========

The accompanying notes are an integral part of these financial statements.

MAXI GROUP, INC.
[Development Stage Company

Consolidated Statements of Cash Flow
						[Unaudited]

						   For the Three		 From Inception
						    Months ended		On June 17, 1986
							March 31	      Through March 31,
					        2003	  2002	        2003
					     ----------------------	------------------
Cash Flows from Operating Activities:
	Net loss				$(5,398)   $   (691)	$ (115,214)

	Adjustments to reconcile net
	loss to net cash used in
	Operating activities:
		Stock compensation	    -		    -		     2,000
	Amortization Expense		    -		    -		       160

	Increase in Accounts Payable
	 and related party payable	  5,374         613	    20,544
					     ---------      ---------	-----------
	Net Cash Flows used in
	Operating Activities	           0         (78)	   (92,510)

Cash Flows from Investing Activities:
	Organization Costs		    -	          -	            (160)
	Investment in subsidiary	    -		    -      	   (30,000)
					   ---------      ---------	-----------
	Net Cash Flows to Investing
	Activities				    -		       -       (30,160)
					   ---------      --------	-----------
Cash Flows from Financing
	Activities:
	Proceeds from initial
	issuance of common stock	   -		    -		   122,967
					  ----------      --------	-----------
	Net cash flows provided by
	Financing Activities		    0		    0	         122,967
					  ----------      ---------	-----------
Net (Decrease) Increase in Cash	  (24)	     (78)          297

Cash at Beginning of Period	        321	           519	         -
					  ----------      ---------	-----------
Cash at End of  Period	    	 $      297       $    441	       297

 MAXI GROUP, INC.
[A Development Stage Company]

    NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

	Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

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
	from the outcome of this uncertainty.

	Item 2. Management's Discussion and Analysis or Plan of Operation.

	The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

	The Company had $297 in cash as of March 31, 2003. As of
March 31, 2003, the Company's working capital (deficit) was
($20,247) and current liabilities were $20,544.

	The Company has experienced net losses during the development stage (1986 to present), has had no significant revenues during such period and has a significant working capital deficit. During the past two fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operation

	The Company has no business operations, and very limited assets and capital resources. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

	The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

The Company does not have sufficient funding to meet its short or long term cash needs. The Company believes that its current cash will not be sufficient to support the Company's planned operations for the next twelve months. The current sole officer and director has expressed his intent that to the extent necessary and possible the Company may seek to raise additional funds through the sale of equity securities or by borrowing to funds until a suitable business venture can be completed. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds.

Forward-Looking Statements

	When used in this Form 10-QSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Item 3. Controls and Procedures

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


PART II   OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

	(a)
INDEX TO EXHIBITS

EXHIBIT NO.
DESCRIPTION OF EXHIBIT



3(i)
Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i) of the Company's Form
10-KSB, dated December 31, 2002).


3(ii)
Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-KSB, dated
December 31, 2002).


99.1
Certification pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

	(b)	Reports on Form 8-K:
	None.
SIGNATURES
	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







Date: May 20, 2003

Maxi Group, Inc.
(Registrant)


By   /s/ Mathew W. Evans
     Mathew W. Evans
President, CEO, CFO and Secretary










CERTIFICATIONS

I, Mathew W. Evans, as Chief Executive Office of the
Company, certify that:

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

Date: May 20, 2003 			    /s/ Mathew W. Evans
						Mathew W. Evans
Chief Executive Officer

I, Mathew W. Evans, as Chief Financial Officer of the
Company, certify that:

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


Date: May 20, 2003 				    /s/ Mathew W. Evans
						Mathew W. Evans
			Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Maxi Group, Ltd.
(the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Mathew W. Evans, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


  /s/ Matthew W. Evans
Matthew W. Evans
Chief Executive Officer and Chief Financial Officer
May 20, 2003