Form 10QSB
period 2003-06-30
MAXI GROUP INC
filed 2003-08-14
CIK 799511

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

                       Commission File Number 33-08070-LA


                                MAXI GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                       87-0420448
---------------------------------            ----------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                 836 South Slate Canyon Drive, Provo, Utah 84606
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (801) 356-3735
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding as of August 4, 2003
     --------------                     ----------------------------------
      Common Stock                                  24,592,500

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                MAXI GROUP, INC.
                           [Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                                                                                         June 30, 2003
                                                                                        --------------
CURRENT ASSETS:
     Cash on Hand                                                                       $          273
                                                                                        --------------
TOTAL ASSETS                                                                            $          273


                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                                         June 30, 2003
                                                                                         --------------
CURRENT LIABILITIES:

    Accounts payable                                                                     $      22,664
    Payable to related parties                                                                   4,000
                                                                                         -------------
         Total Current Liabilities                                                       $      26,664
                                                                                         -------------

STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock                                                                                24,593
    Additional paid-in Capital                                                                  70,374
    Deficit accumulated during
    development stage                                                                         (121,358)
                                                                                         -------------
         Stockholders' Deficit                                                           $     (26,391)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                                $         273
                                                                                         =============


             The accompanying notes are an integral part of these financial statements.

                                       2

                                MAXI GROUP, INC.
                           [Development Stage Company]

                       CONDENSED STATEMENTS OF OPERATIONS
                                   [Unaudited]

                                                                                                     From
                                                       For the Three      For the Three           Inception
                                                       Months Ended       Months Ended         June 17, 1986 to
                                                      June 30, 2003       June 30, 2002          June 30, 2003
                                                      -------------       -------------          -------------
REVENUE
         Interest Income                                         -                   -                   7,251
                                                       -----------         -----------              ----------
EXPENSES
         General and
         Administrative Expenses                               344                  24                  21,265
         Amortization Expense                                    -                   -                     160
         Professional Fees                                    5800                   -                  88,467
         Rent Expense                                            -               4,800                   1,200
         Travel Expenses                                         -                   -                  17,517
                                                       -----------         -----------              ----------
         Total Expenses                                      6,144               4,824                 128,609
                                                       -----------         -----------              ----------

LOSS BEFORE INCOME TAXES                                    (6,144)             (4,824)               (121,358)
                                                       -----------         -----------              ----------
INCOME TAX EXPENSE                                               -                   -                       -
                                                       -----------         -----------              ----------

NET LOSS                                                    (6,144)             (4,824)               (121,358)
                                                       ===========         ===========              ==========
NET LOSS PER SHARE
BASIC AND DILUTED                                             (.00)               (.00)
                                                       ===========         ===========
WEIGHTED AVERAGE SHARES
BASIC AND DILUTED                                       24,592,000          24,592,000
                                                       ===========         ===========


                 The accompanying notes are an integral part of these financial statements.

                                                     3

                                                        MAXI GROUP, INC.
                                                   [Development Stage Company]

                                               CONDENSED STATEMENTS OF OPERATIONS
                                                           [Unaudited]


                                                                                                                       From
                                                                         For the Three      For the Three           Inception
                                                                         Months Ended       Months Ended         June 17, 1986 to
                                                                        June 30, 2003       June 30, 2002          June 30, 2003
                                                                        -------------       -------------          -------------
REVENUE
         Interest Income                                                             -                  -                  7,251
                                                                           -----------        -----------            -----------
EXPENSES
         General and
         Administrative Expenses                                                   368                 24                 21,265
         Amortization Expense                                                        -                  -                    160
         Professional Fees                                                      11,174                  -                 88,467
         Rent Expense                                                                -              5,000                  1,200
         Travel Expenses                                                             -                  -                 17,517
                                                                           -----------        -----------            -----------
         Total Expenses                                                         11,542              5,570                128,609
                                                                           -----------        -----------            -----------

LOSS BEFORE INCOME TAXES                                                       (11,542)            (5,570)              (121,358)
                                                                           -----------        -----------            -----------

INCOME TAX EXPENSE                                                                   -                  -                      -
                                                                           -----------        -----------            -----------

NET LOSS                                                                       (11,542)            (5,570)              (121,358)
                                                                           ===========        ===========            ===========
NET LOSS PER SHARE

BASIC AND DILUTED                                                                 (.00)              (.00)
                                                                           ===========        ===========

WEIGHTED AVERAGE SHARES
BASIC AND DILUTED                                                           24,592,000         24,592,000
                                                                           ===========        ===========


                              The accompanying notes are an integral part of these financial statements.

                                                                     4

                                                MAXI GROUP, INC.
                                           [Development Stage Company

                                      Consolidated Statements of Cash Flow
                                                   [Unaudited]


                                                       For the Six         For the Six       From Inception
                                                       Months ended        Months ended     On June 17, 1986
                                                          June 30            June 30         Through June 30,
                                                           2003                2002               2003
                                                        ----------         -----------         ----------
Cash Flows from Operating Activities:
         Net loss                                       $  (11,542)        $    (5,570)        $ (121,358)
         Adjustments to reconcile net
         loss to net cash used in
         Operating activities:

         Stock compensation                                      -                   -              2,000
         Amortization Expense                                    -                   -                160
         Increase in Accounts Payable
          and related party payable                         11,494               5,522             26,664
                                                        ----------         -----------         ----------
         Net Cash Flows used in
         Operating Activities                                  (48)                (48)           (92,534)
                                                        ----------         -----------         ----------
Cash Flows from Investing Activities:
         Organization Costs                                      -                   -               (160)
         Investment in subsidiary                                -                   -            (30,000)
                                                        ----------         -----------         ----------
         Net Cash Flows to Investing Activities                  -                   -            (30,160)
                                                        ----------         -----------         ----------
Cash Flows from Financing Activities:
         Proceeds from initial
         issuance of common stock                                -                   -            122,967
                                                        ----------         -----------         ----------
         Net cash flows provided by
         Financing Activities                                    0                   0            122,967
                                                        ----------         -----------         ----------

Net (Decrease) Increase in Cash                                (48)                (48)               273

Cash at Beginning of Period                                    321                 417                  -
                                                        ----------         -----------         ----------

Cash at End of  Period                                  $      273         $       369         $      273
                                                        ==========         ===========         ==========


                 The accompanying notes are an integral part of these financial statements.

                                                      5

                                MAXI GROUP, INC.
                          [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented have been made.

         Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

2.       Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant losses and the lack of any revenue generating activities, the Company=s ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financing and/or equity.

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

Financial Position

         The Company had $273 in cash as of June 30, 2003. As of June 30, 2003, the Company's working capital (deficit) was ($26,391) and current liabilities were $26,664.

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

                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)
                                INDEX TO EXHIBITS

      EXHIBIT NO.                    DESCRIPTION OF EXHIBIT


         3(i) Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(i) of the Company's Form 10-KSB, dated December 31, 2002).

         3(ii) Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-KSB, dated December 31, 2002).

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAXI GROUP, INC.
                                           (Registrant)



Date: August 4, 2003                        By   /s/ Mathew W. Evans
                                               ---------------------------------
                                               Mathew W. Evans
                                               President, CEO, CFO and Secretary