Form 10QSB
period 2003-09-30
MAXI GROUP INC
filed 2003-11-12
CIK 799511

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003

                       Commission File Number 33-08070-LA


                                MAXI GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                          87-0420448
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                 836 South Slate Canyon Drive, Provo, Utah 84606
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (801) 356-3735
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding as of November 10, 2003
     --------------                       -----------------------------------
      Common Stock                                     24,592,500

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                MAXI GROUP, INC.
                           [Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                                                  September 30, 2003
                                                  ------------------
CURRENT ASSETS:
     Cash on Hand                                   $          249
                                                    --------------
TOTAL ASSETS                                        $          249
                                                    ==============


                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                  September 30, 2003
                                                  ------------------
CURRENT LIABILITIES:
    Accounts payable                                $       30,128
    Payable to related parties                               4,000
                                                    --------------
         Total Current Liabilities                  $       34,128
                                                    ==============

STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock                                            24,593
    Additional paid-in Capital                              70,374
    Deficit accumulated during
    development stage                                     (128,846)
                                                    --------------
         Stockholders' Deficit                      $      (33,879)
                                                    ==============

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT           $          249
                                                    ==============


   The accompanying notes are an integral part of these financial statements.

                                       2

                                                MAXI GROUP, INC.
                                           [Development Stage Company]

                                       CONDENSED STATEMENTS OF OPERATIONS
                                                   [Unaudited]


                                                                                          From
                                           For the Three        For the Three           Inception
                                            Months Ended         Months Ended        June 17,1986 to
                                         September 30, 2003   September 30, 2002    September 30, 2003
                                         ------------------   ------------------    ------------------
REVENUE
         Interest Income                    $         -          $          -          $      7,251
                                            -----------          ------------          ------------
EXPENSES
         General and
         Administrative Expenses                     24                    24                21,289
         Amortization Expense                         -                     -                   160
         Professional Fees                        7,464                   700                95,931
         Rent Expense                                 -                     -                 1,200
         Travel Expenses                              -                     -                17,517
                                            -----------          ------------          ------------
         Total Expenses                           7,488                   724               136,097
                                            -----------          ------------          ------------
LOSS BEFORE INCOME TAXES                         (7,488)                 (724)             (128,846)
                                            -----------          ------------          ------------
INCOME TAX EXPENSE                                    -                     -                     -
                                            -----------          ------------          ------------
NET LOSS                                    $    (7,488)         $       (724)         $   (128,846)
                                            ===========          ============          ============
NET LOSS PER SHARE
BASIC AND DILUTED                           $      (.00)         $       (.00)
                                            ===========          ============
WEIGHTED AVERAGE SHARES
BASIC AND DILUTED                            24,592,000            24,592,000
                                            ===========          ============


                   The accompanying notes are an integral part of these financial statements.

                                                  3

                                                MAXI GROUP, INC.
                                           [Development Stage Company]

                                       CONDENSED STATEMENTS OF OPERATIONS
                                                   [Unaudited]


                                                                                           From
                                             For the Nine        For the Nine            Inception
                                             Months Ended        Months Ended         June 17,1986 to
                                         September 30, 2003   September 30, 2002    September 30, 2003
                                         ------------------   ------------------    ------------------
REVENUE
         Interest Income                    $         -          $          -          $      7,251
                                            -----------          ------------          ------------
EXPENSES
         General and
         Administrative Expenses                    392                   594                21,289
         Amortization Expense                         -                     -                   160
         Professional Fees                       18,638                 5,700                95,931
         Rent Expense                                 -                     -                 1,200
         Travel Expenses                              -                     -                17,517
                                            -----------          ------------          ------------
         Total Expenses                          19,030                 6,294               136,097
                                            -----------          ------------          ------------
LOSS BEFORE INCOME TAXES                        (19,030)               (6,294)             (128,846)
                                            -----------          ------------          ------------
INCOME TAX EXPENSE                                    -                     -                     -
                                            -----------          ------------          ------------
NET LOSS                                    $   (19,030)         $     (6,294)         $   (128,846)
                                            ===========          ============          ============
NET LOSS PER SHARE
BASIC AND DILUTED                           $      (.00)         $       (.00)
                                            ===========          ============
WEIGHTED AVERAGE SHARES
BASIC AND DILUTED                            24,592,000            24,592,000
                                            ===========          ============


                   The accompanying notes are an integral part of these financial statements.

                                                   4

                                MAXI GROUP, INC.
                           [Development Stage Company

                      Consolidated Statements of Cash Flow
                                   [Unaudited]

                                                       For the Nine                From Inception
                                                       Months ended               On June 17, 1986
                                                       September 30             Through September 30,
                                                   2003              2002               2003
                                               -----------       -----------   ----------------------
Cash Flows from Operating Activities:
  Net loss                                     $   (19,030)      $    (6,294)        $  (128,846)

  Adjustments to reconcile net
  loss to net cash used in
  Operating activities:
    Stock compensation                                   -                 -               2,000
    Amortization Expense                                 -                 -                 160

  Increase in Accounts Payable
   and related party payable                        18,958             6,222              34,128

  Net Cash Flows used in
  Operating Activities                                 (72)              (72)            (92,558)

Cash Flows from Investing Activities:
  Organization Costs                                     -                 -                (160)
  Investment in subsidiary                               -                 -             (30,000)
                                               -----------       -----------         -----------
  Net Cash Flows to Investing Activities                 -                 -             (30,160)
                                               -----------       -----------         -----------

Cash Flows from Financing Activities:
  Proceeds from initial
  issuance of common stock                               -                 -             122,967
                                               -----------       -----------         -----------
  Net cash flows provided by
  Financing Activities                                   -                 -             122,967
                                               -----------       -----------         -----------

Net (Decrease) Increase in Cash                        (72)              (72)                249

Cash at Beginning of Period                            321               417                   -
                                               -----------       -----------         -----------
Cash at End of Period                          $       249       $       345         $       249
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

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made.

         Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

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

Financial Position

         The Company had $249 in cash as of September 30, 2003. As of September 30, 2003, the Company's working capital (deficit) was ($33,879) and current liabilities were $34,879.

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

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

                                               MAXI GROUP, INC.
                                               (Registrant)



Date: November 10, 2003                        By /s/ Mathew W. Evans
                                               ---------------------------------
                                               Mathew W. Evans
                                               President, CEO, CFO and Secretary