Form 10KSB
period 2003-12-31
MAXI GROUP INC
filed 2004-03-29
CIK 799511

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                           --------------------------
                                December 31, 2003

                                   33-8070-LA
                            ------------------------
                            (Commission file number)

                                MAXI GROUP, INC.
                -------------------------------------------------
                (Name of registrant as specified in its charter)

          Nevada                                            87-0420448
--------------------------------              ----------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
      incorporation)

      836 South Slate Canyon Drive
            Provo, Utah 84606                           (801) 356-3735
-----------------------------------------       --------------------------------
(Address of principal executive offices)        (Registrant's telephone number,
                                                     including area code)

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuers revenues for its most recent fiscal year: None.

         The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2003: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

         Shares outstanding of the registrant's common stock as of March 15, 2004: 24,592,500.

MAXI GROUP, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2003


                                     PART I

Item 1.  Description of Business                                            1
Item 2.  Description of Properties                                          2
Item 3.  Legal Proceedings                                                  2
Item 4.  Submission of Matters to a Vote of Security Holders                2

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                2
Item 6.  Management's Discussion and Analysis or Plan of Operation          2
Item 7.  Financial Statements                                               4
Item 8.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           4
Item 8A. Controls and Procedures                                            4


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant                 4
Item 10. Executive Compensation                                             5
Item 11. Security Ownership of Certain Beneficial Owners and Management     5
Item 12. Certain Relationships and Related Transactions                     6
Item 13. Exhibits and Reports on Form 8-K                                   6
Item 14. Principal Accountant Fees and Services                             6

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

         In connection with its corporate purposes, the Issuer effected a public offering of its $.001 par value common stock in 1988, pursuant to which it sold 2,155,000 shares of common stock and raised gross proceeds of $65,480. This offering was registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-18 which was filed with the Securities & Exchange Commission. Subsequent to the close of the offering, the Issuer had been in the process of investigating potential acquisitions, but has not made any acquisition. The Company has not yet engaged in any significant business activities.

         In February 1999, the Company reverse split its common stock on a 10 to 1 basis, reducing the total issued and outstanding to 2,592,500 shares. The Company then issued an additional 22,000,000 shares in a private offering for a total consideration of $22,000 cash. In conjunction with this, existing management resigned and appointed new management.

         Since its public offering, the Company has issued additional shares of common stock for cash on various occasions in private offerings. At March 25, 2004, the Company had 24,592,500 shares issued and outstanding.

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

Holders

         At March 25, 2004, there were approximately 42 holders of record of the Company's common stock.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

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

         The Company does not have sufficient funding to meet its long term cash needs. The Company believes that its current cash will not be sufficient to support the Company's planned operations for the next twelve months. The current sole officer and director has expressed his intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing to funds until a suitable business venture can be completed. Management does not anticipate raising funds during the next twelve months. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds if and when needed.

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

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 8A. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.



                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 25, 2004:


                                                                    With Company
    Name           Age                       Position                   Since
    ----           ---                       --------               ------------
Mathew W. Evans    32   Director, President, CEO, CFO and Secretary     1999
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

Audit Committee

         The Company has only one part-time employee that is also the sole director and officer. The Company has no operations and inadequate funding. Therefore, the Company has no audit, compensation or nominating committee and, as a result, the Company does not have a financial expert serving on its audit committee.

Compliance With Section 16(a) of the Exchange Act

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

Code of Ethics

         Due to the fact that the Company has no operations and inadequate funding, the Company has not adopted a Code of Ethics and does not anticipate doing so in the immediate future.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 25, 2004, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 25, 2004, the Company had 24,592,500 shares of common stock outstanding.

    Name and Address                 Shares Beneficially        Percentage of Shares
 Of Beneficial Owner(1)                     Owned                Beneficially Owned                    Position
 ----------------------              -------------------        --------------------                   --------

Mathew W. Evans                           22,000,000                    89.5%             Director, President, CEO, CFO
                                                                                          Secretary
Directors and Executive Officers
as a Group (1 person)                     22,000,000                    89.5%

-------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

         The Company does not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions.

         Not applicable.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

         Listed on page 8 hereof.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services.

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $5,095 and $6,460, respectively.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

All Other Fees

         The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

Audit Committee

         The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                           MAXI GROUP, INC.
                                           (Registrant)



Date: March 26, 2004                       By  /s/ Mathew W. Evans
                                              ----------------------------------
                                              Mathew W. Evans
                                              President, CEO, CFO and Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                          Date
      ---------                        -----                          ----

 /s/ Mathew W. Evans        Director, President, CEO, CFO        March 26, 2004
----------------------      and Secretary
Mathew W. Evans

                                INDEX TO EXHIBITS

        EXHIBIT
          NO.                       DESCRIPTION OF EXHIBIT
        -------                     ----------------------

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

         3(ii) Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-KSB, dated December 31, 2002).

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)


                         Index to Financial Statements
--------------------------------------------------------------------------------


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

         Statement of cash flows                                F-8

         Notes to financial statements                          F-9

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Maxi Group, Inc.


We have audited the accompanying balance sheet of Maxi Group, Inc., (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxi Group, Inc., (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Tanner + Co.
Salt Lake City, Utah
March 22, 2004

                                                                                            MAXI GROUP, INC.
                                                                               (A Development Stage Company)
                                                                                               Balance Sheet

                                                                                                December 31,
------------------------------------------------------------------------------------------------------------

                                                                            2003               2002
                                                                      ------------------------------------
              Assets
Cash                                                                  $             225  $             321
                                                                     --------------------------------------

-----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                 $           1,719  $          11,170
     Related party payable                                                        4,000              4,000
     Note  payable                                                               26,857                  -
     Interest payable                                                               365                  -
                                                                     --------------------------------------

                  Total current liabilities                                      32,941             15,170
                                                                     --------------------------------------

Stockholders' deficit:
     Common stock, $.001 par value; 100,000,000
       shares authorized; 24,592,500 shares
       issued and outstanding                                                    24,593             24,593
     Additional paid-in capital                                                  70,374             70,374
     Deficit accumulated during developmental stage                            (127,683)          (109,816)
                                                                     --------------------------------------

                  Total stockholders' deficit                                   (32,716)           (14,849)
                                                                     --------------------------------------

                  Total liabilities and stockholders' deficit         $             225  $             321
                                                                     --------------------------------------


------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                          F-3

                                                                                            MAXI GROUP, INC.
                                                                               (A Development Stage Company)
                                                                                     Statement of Operations

------------------------------------------------------------------------------------------------------------


                                                                    Years Ended
                                                                    December 31,             Cumulative
                                                         ---------------------------------  Amounts Since
                                                               2003            2002           Inception
                                                         --------------------------------------------------
Revenue - interest income                                $              -  $             -  $        7,251
                                                         --------------------------------------------------

Expenses:
     Professional fees                                             17,085            6,942          94,378
     Administrative expenses                                          417              596          21,314
     Travel expenses                                                    -                -          17,517
     Amortization expense                                               -                -             160
     Rent expense                                                       -                -           1,200
     Interest Expense                                                 365                -             365
                                                         --------------------------------------------------

              Total expenses                                       17,867            7,538         134,934
                                                         --------------------------------------------------

Loss before income taxes                                          (17,867)          (7,538)       (127,683)

Income tax benefit                                                      -                -               -
                                                         --------------------------------------------------

              Net loss                                   $        (17,867) $        (7,538) $     (127,683)
                                                         --------------------------------------------------

Loss per common share - basic and diluted                $           (.00) $          (.00)
                                                         ----------------------------------

Weighted average common shares
   - basic and diluted                                         24,592,500       24,592,500
                                                         ----------------------------------

------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                          F-4

                                                                                              MAXI GROUP, INC.
                                                                                 (A Development Stage Company)
                                                                            Statement of Stockholders' Deficit

                                                                      From Inception Through December 31, 2003
--------------------------------------------------------------------------------------------------------------



                                    Common Stock            Additional         Stock
                              -------------------------      Paid-In       Subscriptions    Accumulated
                                Shares      Amount           Capital        Receivable        Deficit
                              -----------------------------------------------------------------------------
Balance, June 17, 1986                  -  $         -        $          -   $          -   $           -

Shares issued to initial
stockholders for cash             300,000          300              14,700              -               -

Net loss for the period ended
December 31, 1986                       -            -                   -              -            (129)
                              -----------------------------------------------------------------------------

Balance, December 31, 1986        300,000          300              14,700              -            (129)

Contribution of initial
stockholders' shares
for cancellation                 (150,000)        (150)                150              -                -

Net loss for the year ended
December 31, 1987                       -            -                   -              -            (289)
                              -----------------------------------------------------------------------------

Balance, December 31, 1987        150,000          150              14,850              -            (418)

Shares issued pursuant to
public offering for cash          215,500          216              65,264              -               -

Net loss for the year ended
December 31, 1988                       -            -                   -              -         (19,221)
                              -----------------------------------------------------------------------------

Balance, December 31, 1988        365,500          366              80,114              -         (19,639)

Distribution of stock                   -            -             (30,000)             -               -

Net loss for the year ended
December 31, 1989                       -            -                   -              -         (16,066)
                              -----------------------------------------------------------------------------

Balance, December 31, 1989        365,500          366              50,114              -         (35,705)

Net loss for the year ended
December 31, 1990                       -            -                   -              -          (8,830)
                              -----------------------------------------------------------------------------

Balance, December 31, 1990        365,500          366              50,114              -         (44,535)

Shares issued in private
placement                         200,000          200               9,800         (9,000)              -

Net loss for the year ended
December 31, 1991                       -            -                   -              -          (7,238)
                              -----------------------------------------------------------------------------

Balance, December 31, 1991        565,500          566              59,914         (9,000)         (51,773)

Payments received on stock
subscription receivable                 -            -                   -          1,567               -


------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                          F-5

                                                                                              MAXI GROUP, INC.
                                                                                 (A Development Stage Company)
                                                                            Statement of Stockholders' Deficit
                                                                                                     Continued
--------------------------------------------------------------------------------------------------------------



                                    Common Stock            Additional         Stock
                              -------------------------      Paid-In       Subscriptions    Accumulated
                                Shares      Amount           Capital        Receivable        Deficit
                              -----------------------------------------------------------------------------
Net loss for the year ended
December 31, 1992                       -            -                   -              -          (5,256)
                              -----------------------------------------------------------------------------

Balance, December 31, 1992        565,500          566              59,914         (7,433)        (57,029)

Cancellation of shares           (200,000)        (200)             (7,233)             -               -

Shares issued in private
placement, June 1993            1,827,000        1,827              14,093          7,433               -

Net loss for the year ended
December 31, 1993                       -            -                   -              -          (5,506)
                              -----------------------------------------------------------------------------

Balance, December 31, 1993      2,192,500        2,193              66,774              -         (62,535)

Net loss for the year ended
December 31, 1994                       -            -                   -              -          (7,358)
                              -----------------------------------------------------------------------------

Balance, December 31, 1994      2,192,500        2,193              66,774              -         (69,893)

Net loss for the year ended
December 31, 1995                       -            -                   -              -          (4,471)
                              -----------------------------------------------------------------------------

Balance, December 31, 1995      2,192,500        2,193              66,774              -         (74,364)

Shares issued in private
Placement, August 1996            200,000          200               1,800              -               -

Net loss for the year ended
December 31, 1996                       -            -                   -              -          (3,768)
                              -----------------------------------------------------------------------------

Balance, December 31, 1996      2,592,500        2,393              68,574              -         (78,132)

Shares issued in private
placement, February 1997          200,000          200               1,800              -               -

Net loss for the year ended
December 31, 1997                       -            -                   -              -          (4,615)
                              -----------------------------------------------------------------------------

Balance, December 31, 1997      2,592,500        2,593              70,374              -         (82,747)

Net loss for the year ended
December 31, 1998                       -            -                   -              -          (4,591)
                              -----------------------------------------------------------------------------

Balance, December 31, 1998      2,592,500        2,593              70,374              -         (87,338)

Shares issued in private
Placement, March 1999          22,000,000       22,000                   -              -               -

Net loss for the year ended
December 31, 1999                       -            -                   -              -          (7,444)
                              -----------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                          F-6

                                                                                              MAXI GROUP, INC.
                                                                                 (A Development Stage Company)
                                                                            Statement of Stockholders' Deficit
                                                                                                     Continued
--------------------------------------------------------------------------------------------------------------



                                    Common Stock            Additional         Stock
                              -------------------------      Paid-In       Subscriptions    Accumulated
                                Shares      Amount           Capital        Receivable        Deficit
                              -----------------------------------------------------------------------------
Balance, December 31, 1999     24,592,500       24,593              70,374              -         (94,782)

Net loss for the year ended
December 31, 2000                       -            -                   -              -          (5,131)
                              -----------------------------------------------------------------------------

Balance, December 31, 2000     24,592,500       24,593              70,374              -         (99,913)

Net loss for the year ended
December 31, 2001                       -            -                   -              -          (2,365)
                              -----------------------------------------------------------------------------

Balance, December 31, 2001     24,592,500       24,593              70,374              -        (102,278)

Net loss for the year ended
December 31, 2002                       -            -                   -              -          (7,538)
                              -----------------------------------------------------------------------------

Balance, December 31, 2002     24,592,500       24,593              70,374              -        (109,816)

Net Loss for the year ended
December 31, 2003                       -            -                   -              -         (17,867)
                              -----------------------------------------------------------------------------

Balance, December 31, 2003     24,592,500  $    24,593              70,374   $          -        (127,683)
                              =============================================================================

------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                          F-7

                                                                                            MAXI GROUP, INC.
                                                                               (A Development Stage Company)
                                                                                     Statement of Cash Flows
------------------------------------------------------------------------------------------------------------


                                                                    Years Ended
                                                                     December 31,            Cumulative
                                                             ----------------------------  Amounts Since
                                                                  2003           2002        Inception
                                                             ---------------------------------------------
Cash flows from operating activities:
     Net loss                                                $     (17,867) $      (7,538) $     (127,683)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Amortization expense                                            -              -             160
         Stock compensation                                              -              -           2,000
         Increase (decrease) in accounts payable and
           related party accounts payable                           17,406          7,442          32,576
         Increase in interest payable                                  365              -             365
                                                             ---------------------------------------------

                  Net cash used in
                  operating activities                                 (96)           (96)        (92,582)
                                                             ---------------------------------------------

Cash flows from investing activities:
     Organization costs                                                  -              -            (160)
     Investment                                                          -              -         (30,000)
                                                             ---------------------------------------------

                  Net cash used in
                  investing activities                                   -              -         (30,160)
                                                             ---------------------------------------------

Cash flows from financing activities:
     Net proceeds from issuance of
       common stock                                                                     -         122,967
                                                             ---------------------------------------------

                  Net cash generated from
                  financing activities                                   -              -         122,967
                                                             ---------------------------------------------

Net (decrease) increase in cash                                       (96)            (96)            225

Cash, beginning of period                                              321            417               -
                                                             ---------------------------------------------

Cash, end of period                                          $         225  $         321  $          225
                                                             =============================================

------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                          F-8

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements

                                                      December 31, 2003 and 2002
--------------------------------------------------------------------------------

1.  Summary of    Organization
    Significant   ------------
    Accounting    The Company was organized under the laws of the State of
    Policies      Nevada on June 17, 1986 (date of inception). The Company has not commenced planned principal operations. The Company proposes to seek business ventures which will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, engaged in revenue-generating business activities of any kind. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                  Cash and Cash Equivalents
                  -------------------------
                  Cash equivalents are generally comprised of certain highly liquid investments with maturities of less than three months.

                  Loss Per Share
                  --------------
                  The computation of loss per common share is based on the weighted average number of shares outstanding during each period.

                  The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.

                  Use of Estimates in Preparation of Financial Statements
                  -------------------------------------------------------
                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Income Taxes
                  ------------
                  Income taxes are determined in accordance with Statement of Financial Accounting Standards ("SFAS") 109, which requires recognition of deferred income tax liability and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.  Summary of    Under this method, deferred income tax liability and assets
    Significant   are determined based on the difference between financial
    Accounting    statement and tax bases of assets and liabilities using
    Policies      estimated tax rates in effect for the year in which the
    Continued     differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets only if it is more likely than not that the asset will be realized in future years.

                  Stock-Based Compensation
                  ------------------------
                  The Co0mpany accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure-only provision of Statement of Financial Accounting Standards
                  (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory option to its employees during the years ended December 31, 2003 and 2002 and for the period from inception to December 31, 2003.

2.  Going         The accompanying financial statements have been prepared
    Concern       assuming that the Company will continue as a going concern.
                  Because of significant losses and the lack of any revenue generating activities, there is substantial doubt about the Company's ability to continue as a going concern. The
                  Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financing and/or equity.

                  Management of the Company is currently developing a plan to attempt to resolve these uncertainties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  Note          At December 31, 2003, the Company had a note payable for the
    Payable       amount of $26,857 to an entity that has agreed to fund the
                  Company's payables through 2004. The note is unsecured and accrues interest at eight percent.

--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

4.  Related       At December 31, 2003 and 2002 the Company owed a shareholder
    Party         $4,000 related to cash advances made during the year ended
    Transactions  December 31, 1998. The advances are non-interest bearing and have no specific repayment terms.


5.  Supplemental  The Company has not paid any amounts for interest or income
    Cash Flow     taxes during the years ended December 31, 2003 and 2002, and
    Disclosure    since inception. During 2003, the Company reduced accounts payable and increased a note payable for $26,857. An entity agreed to pay the Company's accounts payable in exchange for a note payable with interest at 8%.

6.  Income        The difference between income taxes at statutory rates and the
    Taxes         amount presented in the financial statements is a result of the following:


                                       Years Ended
                                       December 31,             Cumulative
                              ------------------------------   Amounts Since
                                   2003           2002           Inception
                              -----------------------------------------------
Income tax benefit at
  statutory rate               $        6,000   $      3,000  $     43,000
Expired net operating
  loss carry forward                   (7,000)             -         9,000
Change in valuation
  allowance                             1,000         (3,000)       34,000
                              -----------------------------------------------

                               $            -   $          -  $          -
                              ===============================================


                  Deferred tax assets are as follows:


                                                2003              2002
                                         ----------------------------------

Operating loss carryforward               $        34,000   $       35,000
Valuation allowance                               (34,000)         (35,000)
                                         ----------------------------------

                                          $             -   $            -
                                         ==================================


                  The Company has net operating loss carryforwards of approximately $101,000, which begin to expire in the year 2004. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.  Income        The Company has net operating loss carryforwards of
    Taxes         approximately $101,000, which begin to expire in the year
    Continued     2004. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

                  The following approximate amounts will expire over the next five years from the net operating loss carryforward, if not used.

                         2004                            $      16,000
                         2005                                    9,000
                         2006                                    7,000
                         2004                                    5,000
                         2008                                    6,000


7.  Fair Value    The Company's financial instruments consist of cash, accounts, of Financial  payable and notes payable. The carrying amount of cash and
    Instruments   payables approximates fair value because of the short-term nature of these items. The carrying value of the notes payable approximate fair value as the individual borrowings bear interest at market rate.

8.  Recent        Recent Accounting Pronouncements
    Accounting    --------------------------------
    Pronounce-    In November 2002, the EITF reached a consensus on Issue No.
    ments         00-21, Revenue Arrangements with Multiple Deliverables. EITF
                  Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.
                  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company.

                  In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.  Recent        In May 2003, the FASB issued SFAS 150, Accounting for Certain
    Accounting    Financial Instruments with Characteristics of Both Liabilities
    Pronounce-    and Equity. SFAS 150 clarifies the accounting for certain
    ments         financial instruments with characteristics of both liabilities
    Continued     and equity and requires that those instruments be classified as liabilities in statements of financial position.
                  Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003,
                  FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS
                  150 did not have any impact on the Company's financial statements.

                  In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's financial position, results of operations or cash flows.

--------------------------------------------------------------------------------

                                                                MAXI GROUP, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.  Recent        In December 2003, the Securities and Exchange Commission (SEC)
    Accounting    issued Staff Accounting Bulletin (SAB) No. 104, Revenue
    Pronounce-    Recognition. SAB 104 revises or rescinds portions of the
    ments         interpretive guidance included in Topic 13 of the codification
    Continued     of staff accounting bulletins in order to make this
                  interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

--------------------------------------------------------------------------------
                                                                            F-14