Form 10QSB
period 2004-03-31
MAXI GROUP INC
filed 2004-05-14
CIK 799511

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004

                       Commission File Number 33-08070-LA


                                MAXI GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                    87-0420448
    --------------------------------          ---------------------------------
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

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding as of May 6, 2004
         ------------                          -----------------------------
         Common Stock                                    24,592,500

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                        MAXI GROUP, INC.
                                     CONDENSED BALANCE SHEET
                                           (Unaudited)


                                                                             March 31,         December 31,
                                                                               2004                2003
                                                                           ------------        ------------
Assets

Cash                                                                       $        201        $        225
                                                                           ============        ============

------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                         $      7,759               1,719
  Related party payable                                                           4,000               4,000
  Note payable                                                                   27,832              26,857
  Interest payable                                                                  895                 365
                                                                           ------------        ------------

      Total current liabilities                                                  40,486              32,941

Long-term debt                                                                        -                   -

      Total liabilities                                                          40,486              32,941
                                                                           ------------        ------------

Commitments and contingencies                                                         -                   -

Stockholders' deficit:
  Common stock, $.001 par value; 100,000,000
    shares authorized; 24,592,500 shares
    issued and outstanding                                                       24,593              24,593
  Additional paid-in capital                                                     70,374              70,374
  Deficit accumulated during developmental stage                               (135,252)           (127,683)
                                                                           ------------        ------------

      Total stockholders' deficit                                               (40,285)            (32,716)
                                                                           ------------        ------------

      Total liabilities and stockholders' deficit                          $        201        $        225
                                                                           ============        ============



                                See accompanying notes to condensed financial statements.

                                                             2

                                                MAXI GROUP, INC.
                                       CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                       For the Three Months                 From Inception
                                                                          Ended March 31,                  June 17, 1986 to
                                                                      2004               2003               March 31, 2004
                                                                  -------------      -------------         ----------------
Revenue:
  Interest income                                                 $           -      $           -           $       7,251
                                                                  -------------      -------------           -------------

Expenses:
  Professional fees                                                       7,015              4,856                 101,393
  Administrative expenses                                                    24                542                  21,338
  Travel expenses                                                             -                  -                  17,517
  Amortization expense                                                        -                  -                     160
  Rent expense                                                                -                  -                   1,200
  Interest expense                                                          530                  -                     895
                                                                  -------------      -------------           -------------

Total expenses                                                            7,569              5,398                 142,503
                                                                  -------------      -------------           -------------

Loss before income taxes                                                 (7,569)            (5,398)               (135,252)

Income tax benefit                                                            -                  -                       -
                                                                  -------------      -------------           -------------

Net income (loss)                                                 $      (7,569)     $      (5,398)          $    (135,252)
                                                                  =============      =============           =============


Loss per common share - basic and diluted                         $       (0.00)     $       (0.00)
                                                                  =============      =============

Weighted average common shares
 - basic and diluted                                                 24,592,500         24,592,500
                                                                  -------------      -------------



                                  See accompanying notes to condensed financial statements.

                                                               3

                                                        MAXI GROUP, INC.
                                               CONDENSED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                          For the Three Months              From Inception
                                                                            Ended March 31,                June 17, 1986 to
                                                                        2004              2003              March 31, 2004
                                                                    ------------      ------------         ----------------

Cash flows from operating activities:
  Net loss                                                          $     (7,569)     $     (5,398)          $   (135,252)
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
      Stock compensation                                                       -                 -                    160
      Amortization expense                                                     -                 -                  2,000
      Increase (decrease) in accounts payable
        and related party accounts payable                                 7,015             5,374                 39,591
      Increase in interest payable                                           530                 -                    895
                                                                    ------------      ------------           ------------

        Net cash provided by operating activities                            (24)              (24)               (92,606)
                                                                    ------------      ------------           ------------

Cash flows from investing activities -
  Organization costs                                                           -                 -                   (160)
  Investment                                                                   -                 -                (30,000)
                                                                    ------------      ------------           ------------

        Net cash used in investing activities                                  -                 -                (30,160)

Cash flows from financing activities:
  Net proceeds from issuance of
    common stock                                                               -                 -                122,967
                                                                    ------------      ------------           ------------

        Net cash provided by financing activities                              -                 -                122,967
                                                                    ------------      ------------           ------------

        Net change in cash and cash equivalents                              (24)              (24)                   201

Cash and cash equivalents at beginning of period                             225               321                      -
                                                                    ------------      ------------           ------------

Cash and cash equivalents at end of period                          $        201      $        297           $        201
                                                                    ============      ============           ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                        $          -      $          -           $          -
                                                                    ============      ============           ============

    Income taxes                                                    $          -      $          -           $          -
                                                                    ============      ============           ============


During the quarter ended March 31, 2004, the Company reduced accounts payable and increased a note payable for $975. An entity agreed to pay the Company's accounts payable in exchange for a note payable with interest at 8%.



                                 See accompanying notes to condensed financial statements.

                                                            4

                                MAXI GROUP, INC.
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made.

Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

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

Note 3 - Loss Per Share

The computation of loss per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. The Company had no outstanding stock options and warrants at March 31, 2004 and 2003.

Note 4 - Stock-Based Compensation

The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the three months ended March 31, 2004 and 2003 and for the period from inception to March 31, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $201 in cash as of March 31, 2004. As of March 31, 2004, the Company's working capital (deficit) was ($40,285) and current liabilities were $40,486.

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

Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

         Due to the lack of current operations and limited business activities, the Company does not have any accounting policies that it believes are critical to facilitate an investor's understanding of the Company's financial and operating status.

Recent Accounting Pronouncements

         The Company has not adopted any new accounting policies that would have a material impact on the Company's financial condition, changes in financial conditions or results of operations.

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

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

                                           MAXI GROUP, INC.
                                           (Registrant)



Date: May 14, 2004                          By /s/ Mathew W. Evans
                                             -----------------------------------
                                             Mathew W. Evans
                                             President, CEO, CFO and Secretary