Form 10QSB
period 2004-06-30
MAXI GROUP INC
filed 2004-08-16
CIK 799511

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004

                       Commission File Number 33-08070-LA


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


                 836 South Slate Canyon Drive, Provo, Utah 84606
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (801) 356-3735
               ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding as of August 11, 2004
       ------------                     ---------------------------------
       Common Stock                                 24,592,500

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                                MAXI GROUP, INC.
                                             CONDENSED BALANCE SHEET
                                                   (Unaudited)



                                                                            June 30,          December 31,
                                                                              2004                2003
                                                                         --------------      --------------
                                                                                                (audited)
Assets

Cash                                                                     $          427      $          225
                                                                         --------------      --------------


------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable                                                                  6,734               1,719
Related party payable                                                             4,000               4,000
Note payable                                                                     31,332              26,857
Interest payable                                                                  1,430                 365
                                                                         --------------      --------------
Total current liabilities                                                        43,496              32,941

Commitments and contingencies                                                         -                   -

Stockholders' deficit:
Common stock, $.001 par value; 100,000,000
shares authorized; 24,592,500 shares
issued and outstanding                                                           24,593              24,593
Additional paid-in capital                                                       70,374              70,374
Deficit accumulated during developmental stage                                 (138,036)           (127,683)
                                                                         --------------      --------------

Total stockholders' deficit                                                     (43,069)            (32,716)
                                                                         --------------      --------------

Total liabilities and stockholders' deficit                              $          427      $          225
                                                                         ==============      ==============



                          See accompanying notes to condensed financial statements.

                                                       2

                                                MAXI GROUP, INC.
                                       CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)



                                                   For the Three Months         For the Six Months         From Inception
                                                      Ended June 30,              Ended June 30,          June 17, 1986 to
                                                    2004          2003          2004          2003          June 30, 2004
                                               ---------------------------------------------------------------------------
Revenue:
  Interest income                                $         -   $         -   $         -   $         -       $     7,251
                                               ---------------------------------------------------------------------------

Expenses:
  Professional fees                                    2,226         5,800         9,241        11,174           103,619
  Administrative expenses                                 23          (344)           47           368            21,896
  Travel expenses                                          -             -             -             -            17,517
  Amortization expense                                     -             -             -             -               160
  Rent expense                                             -             -             -             -             1,200
  Interest expense                                       535             -         1,065             -               895
                                               ---------------------------------------------------------------------------

        Total expenses                                 2,784         6,144        10,353        11,542           145,287
                                               ---------------------------------------------------------------------------

Loss before income taxes                              (2,784)       (6,144)      (10,353)      (11,542)         (138,036)

Income tax benefit                                         -             -             -             -                 -
                                               ---------------------------------------------------------------------------

        Net income (loss)                        $    (2,784)  $    (6,144)  $   (10,353)  $   (11,542)      $  (138,036)
                                               ===========================================================================

Loss per common share - basic and diluted        $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                               =========================================================

Weighted average common shares
 - basic and diluted                              24,592,500    24,592,500    24,592,500    24,592,500
                                               ---------------------------------------------------------


                        See accompanying notes to condensed financial statements.

                                                       3

                                                MAXI GROUP, INC.
                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)



                                                                         For the Six Months
                                                                           Ended June 30,
                                                                       2004              2003
                                                                 --------------------------------------
Cash flows from operating activities:
  Net loss                                                           $     (10,353)    $     (11,542)

  Adjustments to reconcile net (loss) to
    net cash provided by (used in) operating activities:
      Stock compensation                                                         -                 -
      Amortization expense                                                       -                 -
      Increase in accounts payable and related party
        accounts payable                                                     9,490            11,494
      Increase in interest payable                                           1,065                 -
                                                                 --------------------------------------

          Net cash provided by (used in) operating activities                  202               (48)
                                                                 --------------------------------------

Cash flows from investing activities                                             -                 -

Cash flows from financing activities                                             -                 -

          Net cash provided by financing activities                              -                 -
                                                                 --------------------------------------

          Net change in cash and cash equivalents                              202               (48)

Cash and cash equivalents at beginning of period                               225               321
                                                                 --------------------------------------

Cash and cash equivalents at end of period                           $         427     $         273
                                                                 ======================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                         $           -     $           -
                                                                 ======================================

    Income taxes                                                     $           -     $           -
                                                                 ======================================

During the six months ended June 30, 2004, the Company reduced accounts payable and increased a note payable for $4,475. An entity agreed to pay the Company's accounts payable in exchange for a note payable with interest at 8%.


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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made.

Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

Financial Position

         The Company had $427 in cash as of June 30, 2004. As of June 30, 2004, the Company's working capital (deficit) was ($43,069) and current liabilities were $43,496.

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

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

                                            MAXI GROUP, INC.
                                            (Registrant)



Date: August 11, 2004                       By   /s/ Mathew W. Evans
                                               ---------------------------------
                                               Mathew W. Evans
                                               President, CEO, CFO and Secretary