Form 10QSB
period 2004-09-30
MAXI GROUP INC
filed 2004-11-05
CIK 799511

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

                       Commission File Number 33-08070-LA


                                MAXI GROUP, INC.
               -------------------------------------------------
               (Exact name of issuer as specified in its charter)


                Nevada                                   87-0420448
    --------------------------------         ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)


                 836 South Slate Canyon Drive, Provo, Utah 84606
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 356-3735
                           --------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding as of October 20, 2004
       ------------                 ----------------------------------
       Common Stock                             24,592,500

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                              MAXI GROUP, INC.
                                         CONDENSED BALANCE SHEET
                                               (Unaudited)



                                                                             September 30,       December 31,
                                                                                  2004               2003
                                                                              (unaudited)         (audited)
                                                                         ---------------------------------------
Assets

Cash                                                                        $         403       $         225
                                                                         ---------------------------------------


----------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                          $       6,868       $       1,719
  Related party payable                                                             4,000               4,000
  Note payable                                                                     32,895              26,857
  Interest payable                                                                  2,062                 365
                                                                         ---------------------------------------

          Total current liabilities                                                45,825              32,941

Commitments and contingencies                                                           -                   -

Stockholders' deficit:
  Common stock, $.001 par value; 100,000,000
    shares authorized; 24,592,500 shares
    issued and outstanding                                                         24,593              24,593
  Additional paid-in capital                                                       70,374              70,374
  Deficit accumulated during developmental stage                                 (140,389)           (127,683)
                                                                         ---------------------------------------

          Total stockholders' deficit                                             (45,422)            (32,716)
                                                                         ---------------------------------------

          Total liabilities and stockholders' deficit                       $         403       $         225
                                                                         =======================================

                             See accompanying notes to condensed financial statements.

                                                           2

                                                        MAXI GROUP, INC.
                                               CONDENSED STATEMENTS OF OPERATIONS
                                                           (Unaudited)



                                                    For the Three Months        For the Nine Months           From Inception
                                                     Ended September 30,        Ended September 30,          June 17, 1986 to
                                                     2004          2003          2004          2003         September 30, 2004
                                               ---------------------------------------------------------------------------------
Revenue:
  Interest income                                $         -   $         -   $         -   $         -          $     7,251
                                               ---------------------------------------------------------------------------------

Expenses:
  Professional fees                                    1,246         7,464        10,487        18,638              104,865
  Administrative expenses                                475            24           522           392               21,836
  Travel expenses                                          -             -             -             -               17,517
  Amortization expense                                     -             -             -             -                  160
  Rent expense                                             -             -             -             -                1,200
  Interest expense                                       632             -         1,697             -                2,062
                                               ---------------------------------------------------------------------------------

          Total expenses                               2,353         7,488        12,706        19,030              147,640
                                               ---------------------------------------------------------------------------------

Loss before income taxes                              (2,353)       (7,488)      (12,706)      (19,030)            (140,389)

Income tax benefit                                         -             -             -             -                    -
                                               ---------------------------------------------------------------------------------

          Net income (loss)                      $    (2,353)  $    (7,488)  $   (12,706)  $   (19,030)         $  (140,389)
                                               =================================================================================

Loss per common share - basic and diluted        $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                               ========================================================

Weighted average common shares
 - basic and diluted                              24,592,500    24,592,500    24,592,500    24,592,500
                                               ========================================================


                             See accompanying notes to condensed financial statements.

                                                          3

                                                MAXI GROUP, INC.
                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                 2004              2003
                                                                           ------------------------------------
Cash flows from operating activities:
  Net loss                                                                   $    (12,706)     $    (19,030)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Stock compensation                                                                -                 -
      Amortization expense                                                              -                 -
      Increase in accounts payable and
        related party accounts payable                                             11,187            18,958
      Increase in interest payable                                                  1,697                 -
                                                                           ------------------------------------

          Net cash provided by (used in) operating activities                         178               (72)
                                                                           ------------------------------------

Cash flows from investing activities -                                                  -                 -

Cash flows from financing activities:                                                   -                 -

          Net change in cash and cash equivalents                                     178               (72)

Cash and cash equivalents at beginning of period                                      225               321
                                                                           ------------------------------------

Cash and cash equivalents at end of period                                   $        403      $        249
                                                                           ====================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                 $          -      $          -
                                                                           ====================================

    Income taxes                                                             $          -      $          -
                                                                           ====================================


During the nine months ended September 30, 2004, the Company reduced accounts payable and increased notes payable for $6,038. An entity agreed to pay the Company's accounts payable in exchange for a note payable with interest at 8%.


                              See accompanying notes condensed financial statements.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made.

Accounting Estimates - Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

Financial Position

         The Company had $403 in cash as of September 30, 2004. As of September 30, 2004, the Company's working capital (deficit) was ($45,422) and current liabilities were $45,825.

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

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004 pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 5. Other Information

         On October 13, 2004, Mr. Matthew Evans, the sole member of the Company's board of directors prior to this date, appointed Mr. Todd Stimpson and Ms. Kristen Evans to serve as members of the Company's board of directors.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

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

                                             MAXI GROUP, INC.
                                             (Registrant)



Date: November 3, 2004                       By   /s/ Mathew W. Evans
                                               ---------------------------------
                                               Mathew W. Evans
                                               President, CEO, CFO and Secretary