Form 10KSB
period 2004-12-31
MAXI GROUP INC
filed 2005-03-30
CIK 799511

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                             ANNUAL REPORT PURSUANT
                          TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                DECEMBER 31, 2004

                                   33-8070-LA
                            (Commission file number)

                                MAXI GROUP, INC.
                (Name of registrant as specified in its charter)

                NEVADA                                      87-0420448
     (State or other jurisdiction                         (IRS employer
           of incorporation)                            identification no.)

       17 STATE STREET, 16TH FLOOR
           NEW YORK, NY 10004                             (212) 785-3985
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------

Common Stock, $.001 Par Value          Over-the-Counter Bulletin Board

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Issuer's revenues for its most recent fiscal year: None.

     The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2004: The common voting stock of the registrant was not publicly traded and had no readily ascertainable fair market value.

     Shares outstanding of the registrant's common stock as of March 23, 2005:
15,813,962.

MAXI GROUP, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2004


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                               1
ITEM 2.  DESCRIPTION OF PROPERTIES                                             1
ITEM 3.  LEGAL PROCEEDINGS                                                     2
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   2

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                   2
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             3
ITEM 7.  FINANCIAL STATEMENTS                                                  4
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                   4
ITEM 8A. CONTROLS AND PROCEDURES                                               4


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                    4
ITEM 10. EXECUTIVE COMPENSATION                                                6
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT        7
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        8
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                      7
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                                7

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Maxi Group, Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 17, 1986. The Company was organized to raise capital and then seek out, investigate and acquire any suitable asset, property or other business opportunity without regard to any specific business or industry.

     On February 16, 2005, the Company entered into a Share Exchange Agreement (the "Acquisition Agreement") with Enigma Software Group, Inc. ("Enigma") and substantially all of its stockholders (the "Stockholders"), which represents approximately 97% of the shares outstanding of Enigma. On the same date (the "Closing Date"), pursuant to the terms of the Acquisition Agreement, the Company acquired substantially all of the issued and outstanding capital stock of Enigma from the Stockholders in exchange for 14,158,953 newly issued shares of the Company's common stock (the "Enigma Transaction"). Also on the closing date, and in connection with the Acquisition Agreement, 97,498,798 shares of common stock, owned by certain shareholders, were cancelled, leaving 1,655,009 common shares outstanding. As a result, immediately after the closing, the Company had 15,813,962 shares issued and outstanding. For accounting purposes, the Enigma Transaction will be treated as a recapitalization of the Company and Enigma, or a "reverse merger" rather than a business combination.

     Enigma is a developer of software and Internet-based systems designed to give customers information and control over the programs installed on their computers in an automated and easy to use way. Enigma's business strategy is to develop products that further the values on which the Internet is based: transparency and user control. Enigma is a Delaware corporation, which commenced operations in July 1999.

     Enigma's products and services utilize proprietary technology. Products are distributed exclusively over the Internet by download. Enigma owns and operates over 20 websites including Enigmasoftware.com, Enigmasoftwaregroup.com, adorons.com, spywareremove.com, Enigma-popup-stop.com, softvote.com, registryline.com and others.

     The Enigma consumer software product line is focused on delivering Internet privacy and security to individual users, home offices, and small businesses. SpyHunter(TM) and other Enigma consumer security products are well known in the desktop protection field. Recently, Enigma launched a new brand of security products under the name Adorons(TM). Enigma's integrated products work to protect customers' computers from spyware, unwanted advertising and malicious hacker attacks. Product offerings in the Consumer Software segment include SpyHunter(TM), Adorons(TM) Firewall and Adorons(TM) Easy Security.

     The financial information in this Form 10-KSB does not reflect the Enigma Transaction, which was fully disclosed in the Form 8-K filed on February 18, 2005, and which will be amended on or about April 29, 2005 to include historical audited financial information of Enigma and certain required pro forma information of the combined companies.

ITEM 2. DESCRIPTION OF PROPERTY.

     At December 31, 2004, the Company had no significant assets or operating capital, no facilities and the Company used the address of its president as its principal office. During 2004, Enigma entered into an operating lease for 6,236 square feet of office space in lower Manhattan at a monthly rent of $16,629, which operating lease expires on November 30, 2007.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

     In April of 2000 Enigma entered into an eighteen month consulting agreement with an individual. Under the terms of the agreement the consultant would receive 125,000 shares of Enigma's common stock that would vest over the term of the agreement. The agreement also specified that if the services were terminated for good cause (as defined in the agreement) any shares that were not vested would vest as of the termination date on a pro rata basis. The agreement was terminated and the consultant received 59,000 shares of Enigma's common stock in connection with the services that were provided through the termination date. As of March 23, 2005, the consultant has refused to sign an agreement that the shares received, were in full consideration for the scope of work actually performed, and the consultant claims that an additional 14,000 shares of common stock are due. Enigma and the Company believe that the consultant's claim is without merit and intend to vigorously defend this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     As of March 23, 2005, the Company's shares of common stock are quoted on the Nasdaq OTCBB under the trading symbol MXIG.

HOLDERS

     As of March 23, 2005, there were 33 holders of record of the Company's common stock.

DIVIDENDS

     The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business. In December 2004, the Company declared a stock dividend of 3.1587 shares of common stock for each common share held to holders of record at the close of business on December 17, 2004, which in the aggregate totaled 75,311,307 shares of common stock. In connection with the Enigma Transaction, the Company cancelled 97,498,798 shares of common stock owned by certain shareholders. The shareholders agreed to cancel their shares in order to complete the reverse merger transaction with Enigma. A prerequisite to closing the reverse merger was to reduce the number of outstanding shares, thus allowing for future issuances of stock without exceeding the number of authorized shares of common stock. The shareholders that agreed to the cancellation of their shares did not receive any compensation for such shares.

SALES OF EQUITY SECURITIES

     The Company has not sold any securities during 2004 that have not been previously reported.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition as of December 31, 2004 and for the years ended December 31, 2004 and 2003. The discussion should be read in conjunction with the financial statements and notes thereto. The financial information that serves as the basis for this discussion does not reflect the Enigma Transaction. The Enigma Transaction is fully disclosed in the Form 8-K filed on February 18, 2005, which will be amended on or about April 29, 2005 to include historical audited financial information of Enigma and certain required pro forma information of the combined companies.

PLAN OF OPERATION

     The Company had no business operations during the years ended December 31, 2004 and 2003, and had very limited assets or capital resources as of December 31, 2004. The Company's initial business plan was to seek one or more potential business ventures that, in the opinion of management, would warrant involvement by the Company. The Company achieved its initial business plan when it closed the Enigma Transaction.

     The Company incurred cumulative net losses totaling $148,813 during its development stage (1986 through December 31, 2004) and generated no significant revenues during that period. During 2004 and 2003, the Company had no business operations. In light of these circumstances and the relative infancy of the Enigma Transaction, there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the ultimate outcome of this uncertainty.

     On February 16, 2005, the Company entered into the Acquisition Agreement with Enigma and substantially all of its Stockholders, which represents approximately 97% of the shares outstanding of Enigma. On the same date, pursuant to the terms of the Acquisition Agreement, the Company acquired substantially all of the issued and outstanding capital stock of Enigma from the Stockholders in exchange for 14,158,953 newly issued shares of the Company's common stock, and cancelled 97,498,798 shares of the Company's Common Stock owned by certain shareholders. Reference is made to Item 2.01 of the Company's Form 8-K Current Report filed as of February 16, 2005 for a description of the business of Enigma.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our business prospects, financial position, results of operations, liquidity, capital expenditures or capital resources, with the exception of the noncancelable operating lease for office space expiring in November 2007.

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

ITEM 7. FINANCIAL STATEMENTS

     Information in response to this Item is set forth in the Financial Statements, beginning on Page F-1 of this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the periods covered by the Report.

ITEM 8A. CONTROLS AND PROCEDURES

     Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known to our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and others in the Company involved in the preparation of our annual report and our quarterly reports, by others within the Company. The Company has evaluated, with the participation of the Company's CEO and CFO, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 23, 2005:

                                                                          With
                                                                         Company
        Name                Age                Position                   Since
        ----                ---                --------                   -----
Colorado Stark              33            Executive Chairman              2005

Alvin Estevez               34        Director, CEO and President         2005

Edwin J. McGuinn, Jr.       53                 Director                   2005

Richard M. Scarlata         62             CFO and Treasurer              2005

---------------

     Colorado Stark. Mr. Stark currently serves as Executive Chairman of the Company. He also serves as Executive Chairman of Enigma since co-founding it in 1999. Having worked in the investment banking industry for the last 12 years, Mr. Stark offers Maxi and Enigma his experience in building successful, high growth enterprises. Mr. Stark also spent two years, from 2001 to 2003, as president of Brill Capital. Under His leadership Brill Capital financed innovative companies in the fields of Biotechnology and Communications.

     Alvin Estevez. Mr. Estevez currently serves as CEO and President of the Company. Mr. Estevez is also a co-founder of Enigma and currently serves as CEO, President and Director of Enigma, and has held such positions since 1999. He comes from a network security background and prior to founding Enigma, he worked at defense contractor Northrop Grumman, as well as with related subsidiaries and entities. Mr. Estevez brings to Maxi and Enigma the experience of managing large groups of technical personnel along with the expertise of building enterprise level technology systems.

     Edwin J. McGuinn, Jr. Mr. McGuinn currently serves as a Director of the Company. Mr. McGuinn also serves on the Audit Committee and Compensation Committee and has been designated the Audit Committee Financial Expert. Mr. McGuinn is currently the Chairman and CEO of MRU Holdings, Inc., a specialty finance company that provides undergraduate and graduate students with funds for higher education. Prior to joining MRU Holdings, Inc., Mr. McGuinn was the President and CEO of eLOT, Inc., a company whose focus was the development of consumer e-commerce products and integrated network management systems for the sale of state and governmental lottery tickets on the Internet. Prior to joining eLOT, Inc., Mr. McGuinn was President and CEO of Limitrader.com, the first Internet based trading platform for the new issue and secondary trading of corporate bonds. Mr. McGuinn also sits on the Board of Directors of eLOT, Inc. and the board of a venture capital company and several development stage companies specializing in financial technology and Internet services.

     Richard M. Scarlata. Mr. Scarlata currently serves as CFO and Treasurer of the Company. Mr. Scarlata became CFO of Enigma as of December 30, 2004. From 1999 until that date, Mr. Scarlata was self-employed as a consultant, providing financial, accounting and business advisory services to clients. From 1993, Mr. Scarlata held at different intervals the CFO and CEO positions at Rockefeller Center Properties, a publicly traded REIT. Mr. Scarlata has been a CPA since 1970. At present, Mr. Scarlata also serves as an Adjunct Professor of Finance at Monroe College in The Bronx, NY.

AUDIT COMMITTEE

     During 2004, the Company had only one part-time employee that was also the sole director and officer of the Company. The Company had no operations and minimal working capital. Therefore, the Company had no audit or nominating committee and, as a result, the Company did not have a financial expert serving on its audit committee as of December 31, 2004. As of March 8, 2005, the Company adopted an Audit Committee Charter, which is filed as an exhibit hereto. Also as of March 8, 2005, the Company designated Edwin J. McGuinn Jr., the sole member of the Audit Committee, as the independent audit committee financial expert. Mr. McGuinn's appointment satisfies the definition of independence in accordance with SEC rules and NASDAQ listing standards.

     The audit committee will make such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the "Board") the results of its examinations and recommendations derived therefrom, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

COMPENSATION COMMITTEE

     During 2004, the Company did not have a compensation committee for the reasons discussed above. As of March 8, 2005, the Company adopted a Compensation Committee Charter, which is filed as an exhibit hereto. The compensation committee is authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation, and bonus compensation to all employees. Mr. McGuinn is the sole member of the compensation committee.

NOMINATING COMMITTEE

     The Company does not have a nominating committee and the full Board will act in such capacity for the immediate future due to the limited size of the Board, which consists of three members.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that, during 2004, all filing requirements applicable to our executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for two Form 3 reports required to be filed by Kristen Evans and Todd Stimpson in October 2004, which were subsequently filed on January 11, 2005.

CODE OF ETHICS

     Due to the fact that the Company had no operations and minimal working capital, the Company had not adopted a Code of Ethics as of December 31, 2004. As of March 8, 2005, the Company adopted a Code of Ethics, a copy of which is filed as an exhibit hereto.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the executive officers of Enigma who were serving at the end of fiscal year 2004, for services in all capacities to Enigma and to the Company.

                                                      SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation                        Long-Term Compensation
                               ----------------------------------- ----------------------------------------------------
                                                                            Awards              Payouts
                                                                   -------------------------- ------------
                                                         Other     Restricted   Securities
                                                        Annual       Stock      Underlying                   All Other
  Name And Principal           Salary                 Compensation   Awards    Options/SARs      LTIP      Compensation
       Position         Year     ($)      Bonus ($)       ($)         ($)          (#)        Payouts ($)       ($)
-----------------------------------------------------------------------------------------------------------------------
Colorado Stark,         2004   87,769     1,100,000    2,648             0            0             0              0
Executive               -----------------------------------------------------------------------------------------------
Chairman                2003      0       1,150,000        0             0            0             0              0
                        -----------------------------------------------------------------------------------------------
                        2002      0               0        0             0            0             0              0
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Alvin Estevez,          2004   87,769     1,100,000    4,423             0            0             0              0
CEO and                 -----------------------------------------------------------------------------------------------
President               2003      0       1,150,000        0             0            0             0              0
                        -----------------------------------------------------------------------------------------------
                        2002      0               0        0             0            0             0              0
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Richard M. Scarlata,    2004      0               0        0             0            0             0              0
CFO and                 -----------------------------------------------------------------------------------------------
Treasurer               2003      0               0        0             0            0             0              0
                        -----------------------------------------------------------------------------------------------
                        2002      0               0        0             0            0             0              0
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Mathew W. Evans         2004      0               0        0             0            0             0              0
Former CEO and          -----------------------------------------------------------------------------------------------
President               2003      0               0        0             0            0             0              0
                        -----------------------------------------------------------------------------------------------
                        2002      0               0        0             0            0             0              0
-----------------------------------------------------------------------------------------------------------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 7, 2005, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 7, 2005, the Company had 15,813,962 shares of common stock outstanding.

    NAME AND ADDRESS        SHARES BENEFICIALLY     PERCENTAGE OF SHARES
 OF BENEFICIAL OWNER(1)            OWNED             BENEFICIALLY OWNED              POSITION
 ----------------------            -----             ------------------              --------
     Colorado Stark               6,056,872                 38.3%               Executive Chairman

      Alvin Estevez               5,995,129                 37.9%           Director, CEO and President

  Edwin J. McGuinn, Jr.                   0                    0                     Director

   Richard M. Scarlata                    0                    0                 CFO and Treasurer

Directors and Executive
  Officers as a Group            12,052,001                 76.2%
      (4 persons)

-----------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     During 2004, the Company did not have any equity compensation plans. On March 8, 2005, the Company adopted a Stock Option and Grant Plan (the "Plan"), a copy of which is filed as an exhibit hereto. The Plan is subject to the approval process as specified in the Schedule 14C Information Statement filed by the Company on March 9, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In anticipation of the Enigma Transaction, in December 2004, Mathew Evans, one of the Company's shareholders, who was also at that time a Director, President, CEO, CFO and Secretary of the Company, returned to the Company (and the Company cancelled) 750,000 shares of the Company's common stock owned by him for no consideration.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

     Listed on page 9 hereof.

REPORTS ON FORM 8-K

     A report on Form 8-K was filed by the Company during the fourth quarter 2004, with respect to the stock dividend paid as discussed in Item 5 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $7,025 and $5,095, respectively.

AUDIT RELATED FEES

     The aggregate fees billed or to be billed for audit related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively.

TAX FEES

     The aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively.

ALL OTHER FEES

     The aggregate fees billed for products and services provided by our independent registered public accounting firm, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively.

AUDIT COMMITTEE

     During 2004, the Company's Board functioned as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board. All of the services described above in this
Item 14 were approved in advance by our Board.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MAXI GROUP, INC.


Date: March 29, 2005                   By  /s/ Alvin Estevez
                                          --------------------------------------
                                           Alvin Estevez
                                           Chief Executive Officer and President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                             Title                          Date
        ---------                             -----                          ----
/s/ Alvin Estevez             Chief Executive Officer and President     March 29, 2005
-------------------------
Alvin Estevez

/s/ Colorado Stark            Executive Chairman                        March 29, 2005
-------------------------
Colorado Stark

/s/ Richard M. Scarlata       Chief Financial Officer and Treasurer     March 29, 2005
-------------------------
Richard M. Scarlata

/s/ Edwin J. McGuinn, Jr.     Director                                  March 29, 2005
-------------------------
Edwin J. McGuinn, Jr.

                                INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

     2 Share Exchange Agreement, effective as of February 16, 2005, by and among the Company, Enigma and the Stockholders (incorporated by reference to Exhibit 2 in the Company's Form 8-K filed February 18, 2005 (the "February 18 Form 8-K")).

     3(i) Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) of the Company's Form 10-KSB, dated December 31, 2002).

     3(ii) Bylaws of the Company (incorporated by reference to Exhibit 3(ii) of the Company's Form 10-KSB, dated December 31, 2002).

    10.1 Lease Agreement, dated as of April 2004, by and between Enigma and RFR/SF 17 State Street LP (incorporated by reference to
               Exhibit 10.1 of the February 18 Form 8-K).

    10.2 Employment Agreement, dated as of November 15, 2004, by and between Enigma and Colorado Stark (incorporated by reference to Exhibit 10.2 of the February 18 Form 8-K).

    10.3 Employment Agreement, dated as of November 15, 2004, by and between Enigma and Alvin Estevez (incorporated by reference to Exhibit 10.3 of the February 18 Form 8-K).

    10.4 Employment Agreement, dated as of December 30, 2004, by and between Enigma and Richard M. Scarlata (incorporated by reference to Exhibit 10.4 of the February 18 Form 8-K).

    10.5*      Audit Committee Charter, dated March 8, 2005.

    10.6*      Compensation Committee Charter, dated March 8, 2005.

    10.7*      Stock Option and Grant Plan, dated March 8, 2005.

     14*       Code of Ethics, dated March 8, 2005.

     21*       Subsidiaries.

    31.1* Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2* Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
* Filed herewith.

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)


                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                            PAGE

Report of Independent Registered Public Accounting Firm                     F-2

Balance sheets                                                              F-3

Statements of operations                                                    F-4

Statements of stockholders' deficit                                         F-5

Statements of cash flows                                                    F-8

Notes to financial statements                                               F-9

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
MAXI GROUP, INC.:


We have audited the accompanying balance sheets of MAXI GROUP, INC., (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAXI GROUP, INC. (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from inception, has an accumulated deficit of $153,000 as of December 31, 2004, and has minimal cash and working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Tanner LC
Salt Lake City, Utah
March 14, 2005

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS

                                                                    DECEMBER 31,
----------------------------------------------------------------------------------------
                                                              2004              2003
                                                          ------------------------------
                  ASSETS
                  ------
Cash                                                      $        57        $       225
                                                          ==============================

----------------------------------------------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    -------------------------------------

Current liabilities:

  Accounts payable                                        $    13,607        $     1,719
  Related party payable                                         4,000              4,000
  Note payable due to related party                            33,570             26,857
  Interest payable                                              2,726                365
                                                          ------------------------------

       Total current liabilities                               53,903             32,941
                                                          ------------------------------

Stockholders' deficit:
  Common stock, $.001 par value; 100,000,000
    shares authorized; 99,153,807 and 99,903,807
    shares outstanding                                         99,154             99,904
  Additional paid-in capital                                       --               (750)
  Deficit accumulated during development stage               (153,000)          (131,870)
                                                          ------------------------------

       Total stockholders' deficit                            (53,846)           (32,716)
                                                          ------------------------------

       Total liabilities and stockholders' deficit        $        57        $       225
                                                          ==============================


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-3

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                           YEARS ENDED            CUMULATIVE
                                                           DECEMBER 31,            AMOUNTS
                                                  ----------------------------      SINCE
                                                       2004           2003        INCEPTION
                                                  -------------------------------------------
Revenue - interest income                         $          -   $          -   $      7,251
                                                  -------------------------------------------

Expenses:
  Professional fees                                     18,473         17,085        112,851
  Administrative                                           296            417         21,610
  Travel                                                     -              -         17,517
  Amortization                                               -              -            160
  Rent                                                       -              -          1,200
  Interest                                               2,361            365          2,726
                                                  -------------------------------------------

       Total expenses                                   21,130         17,867        156,064
                                                  -------------------------------------------

Loss before income taxes                               (21,130)       (17,867)      (148,813)

Income tax benefit                                           -              -              -
                                                  -------------------------------------------

       Net loss                                   $    (21,130)  $    (17,867) $    (148,813)
                                                  ===========================================

Net loss per common share - basic and diluted     $       (.00)  $       (.00)
                                                  ============================

Weighted average common shares outstanding
  - basic and diluted                              102,059,000    102,273,000
                                                  ============================


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-4

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF STOCKHOLDERS' DEFICIT

                                        FROM INCEPTION THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                     COMMON STOCK
                               ------------------------
                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                          ADDITIONAL     STOCK         DURING
                                                           PAID-IN    SUBSCRIPTIONS  DEVELOPMENT
                                  SHARES       AMOUNT      CAPITAL     RECEIVABLE       STAGE
                               -----------------------------------------------------------------
Balance, June 17, 1986
(inception)                              -   $        -   $        -   $        -    $        -

Shares issued to initial
stockholders for cash            1,247,610        1,248       17,939            -        (4,187)

Net loss for the period ended
December 31, 1986                        -            -            -            -          (129)
                               -----------------------------------------------------------------

Balance, December 31, 1986       1,247,610        1,248       17,939            -        (4,316)

Contribution of initial
stockholders' shares
for cancellation                 (623,805)         (624)         624            -             -

Net loss for the year ended
December 31, 1987                        -            -            -            -          (289)
                               -----------------------------------------------------------------

Balance, December 31, 1987         623,805          624       18,563            -        (4,605)

Shares issued pursuant to
public offering for cash           896,200          896       64,584            -             -

Net loss for the year ended
December 31, 1988                        -            -            -            -       (19,221)
                               -----------------------------------------------------------------

Balance, December 31, 1988       1,520,005        1,520       83,147            -       (23,826)

Distribution of stock                    -            -      (30,000)           -             -

Net loss for the year ended
December 31, 1989                        -            -            -            -       (16,066)
                               -----------------------------------------------------------------

Balance, December 31, 1989       1,520,005        1,520       53,147            -       (39,892)

Net loss for the year ended
December 31, 1990                        -            -            -            -        (8,830)
                               -----------------------------------------------------------------

Balance, December 31, 1990       1,520,005        1,520       53,147            -       (48,722)

Shares issued in private
Placement                          831,740          832        9,168       (9,000)            -

Net loss for the year ended
December 31, 1991                        -            -            -            -        (7,238)
                               -----------------------------------------------------------------

Balance, December 31, 1991       2,351,745        2,352       62,315       (9,000)      (55,960)

Payments received on stock
subscription receivable                  -            -            -        1,567             -


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-5

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                       CONTINUED

--------------------------------------------------------------------------------

                                     COMMON STOCK
                               ------------------------
                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                          ADDITIONAL     STOCK         DURING
                                                           PAID-IN    SUBSCRIPTIONS  DEVELOPMENT
                                  SHARES       AMOUNT      CAPITAL     RECEIVABLE       STAGE
                               -----------------------------------------------------------------
Net loss for the year ended
December 31, 1992                        -            -            -            -        (5,256)
                               -----------------------------------------------------------------

Balance, December 31, 1992       2,351,745        2,352       62,315       (7,433)      (61,216)

Cancellation of shares            (831,740)        (832)      (6,601)           -             -

Shares issued in private
placement, June 1993             7,597,945        7,598        8,322        7,433             -

Net loss for the year ended
December 31, 1993                        -            -            -            -        (5,506)
                               -----------------------------------------------------------------

Balance, December 31, 1993       9,117,950        9,118       64,036            -       (66,722)

Net loss for the year ended
December 31, 1994                        -            -            -            -        (7,358)
                               -----------------------------------------------------------------

Balance, December 31, 1994       9,117,950        9,118       64,036            -       (74,080)

Net loss for the year ended
December 31, 1995                        -            -            -            -        (4,471)
                               -----------------------------------------------------------------

Balance, December 31, 1995       9,117,950        9,118       64,036            -       (78,551)

Shares issued in private
Placement, August 1996             831,740          832        1,168            -             -

Net loss for the year ended
December 31, 1996                        -            -            -            -        (3,768)
                               -----------------------------------------------------------------

Balance, December 31, 1996       9,949,690        9,950       65,204            -       (82,319)

Shares issued in private
placement, February 1997           831,740          832        1,168            -             -

Net loss for the year ended
December 31, 1997                        -            -            -            -        (4,615)
                               -----------------------------------------------------------------

Balance, December 31, 1997      10,781,430       10,782       66,372            -       (86,934)

Net loss for the year ended
December 31, 1998                        -            -            -            -        (4,591)
                               -----------------------------------------------------------------

Balance, December 31, 1998      10,781,430       10,782       66,372            -       (91,525)

Shares issued in private
Placement, March 1999           91,491,400       91,491      (69,491)           -             -

Net loss for the year ended
December 31, 1999                        -            -            -            -        (7,444)
                               -----------------------------------------------------------------


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-6

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                       CONTINUED

--------------------------------------------------------------------------------

                                     COMMON STOCK
                               ------------------------
                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                          ADDITIONAL     STOCK         DURING
                                                           PAID-IN    SUBSCRIPTIONS  DEVELOPMENT
                                  SHARES       AMOUNT      CAPITAL     RECEIVABLE       STAGE
                               -----------------------------------------------------------------
Balance, December 31, 1999     102,272,830      102,273       (3,119)           -       (98,969)

Net loss for the year ended
December 31, 2000                        -            -            -            -        (5,131)
                               -----------------------------------------------------------------

Balance, December 31, 2000     102,272,830      102,273       (3,119)           -      (104,100)

Net loss for the year ended
December 31, 2001                        -            -             -           -        (2,365)
                               -----------------------------------------------------------------

Balance, December 31, 2001     102,272,830      102,273       (3,119)           -      (106,465)

Net loss for the year ended
December 31, 2002                        -            -             -           -        (7,538)
                               -----------------------------------------------------------------

Balance, December 31, 2002     102,272,830      102,273       (3,119)           -      (114,003)

Net loss for the year ended
December 31, 2003                        -            -             -           -       (17,867)
                               -----------------------------------------------------------------

Balance, December 31, 2003     102,272,830      102,273       (3,119)           -      (131,870)

Shares cancelled                (3,119,023)      (3,119)       3,119            -             -

Net loss for the year ended
December 31, 2004                        -            -            -            -       (21,130)
                               -----------------------------------------------------------------

Balance, December 31, 2004      99,153,807   $   99,154   $        -   $        -    $ (153,000)
                               -----------------------------------------------------------------


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-7

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                           YEARS ENDED            CUMULATIVE
                                                           DECEMBER 31,            AMOUNTS
                                                  ----------------------------      SINCE
                                                       2004           2003        INCEPTION
                                                  -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $    (21,130)  $    (17,867)  $   (148,813)

  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Amortization expense                                     -              -            160
    Stock compensation                                       -              -          2,000

    Increase (decrease) in accounts
      payable and related party accounts
      and notes payable                                 18,601         17,406         51,177
    Increase in interest payable                         2,361            365          2,726
                                                  -------------------------------------------

         Net cash used in
         operating activities                             (168)           (96)       (92,750)
                                                  -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Organization costs                                         -              -           (160)
  Investment                                                 -              -        (30,000)
                                                  -------------------------------------------

         Net cash used in
         investing activities                                -              -        (30,160)
                                                  -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from issuance of
    common stock                                             -              -        122,967
                                                  -------------------------------------------
         Net cash generated from
         financing activities                                -              -        122,967
                                                  -------------------------------------------

Net (decrease) increase in cash                           (168)           (96)            57

Cash, beginning of period                                  225            321              -
                                                  -------------------------------------------

Cash, end of period                               $         57   $        225   $         57
                                                  ===========================================


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-8

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

                                                      DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

1.  SUMMARY OF      ORGANIZATION
    SIGNIFICANT
    ACCOUNTING      The Company was organized under the laws of the State of
    POLICIES        Nevada on June 17, 1986 (date of inception). Through
                    December 31, 2004, the Company had not commenced planned principal operations. The Company has sought business ventures which will allow for long-term growth. The Company is considered a development stage company as defined by SFAS
                    No. 7 and through December 31, 2004 had not engaged in revenue-generating business activities of any kind. Although the Company issued a common stock dividend in December 2004 to shareholders of record at the close of business December
                    17, 2004 in the amount of 3.1587 shares of common stock for each share of common stock outstanding, the Company has not paid any cash dividends in its history. Any cash dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors as determined by the Board of Directors.

                    CASH EQUIVALENTS

                    Cash equivalents are generally comprised of certain highly liquid investments with original maturities of three months or less. As of December 31, 2004 and 2003, the Company had no cash equivalents.

                    NET LOSS PER COMMON SHARE

                    The computation of basic net loss per common share is based on the weighted average number of common shares outstanding during each period.

                    The computation of diluted net loss per common share is based on the weighted average number of common shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. During the periods presented, the basic and diluted net loss per common share were equivalent due to the losses generated by the Company. The inclusion of any common stock equivalents would be antidilutive, thereby decreasing the net loss per common share.

                    USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities


--------------------------------------------------------------------------------
                                                                             F-9

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

                    INCOME TAXES

                    Income taxes are determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 also provides for the recognition of deferred tax assets only if it is more likely than not that the asset will be realized in future years.

                    STOCK-BASED COMPENSATION

                    The Company accounts for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized in the financial statements when options are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the years ended December 31, 2004 and 2003 and for the period from inception to December 31, 2004.

2.  GOING           The accompanying financial statements have been prepared
    CONCERN         assuming that the Company will continue as a going concern.
                    Because of significant recurring losses, lack of cash and working capital, and lack of any revenue generating activities through December 31, 2004, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional debt or equity financing.


--------------------------------------------------------------------------------
                                                                            F-10

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

                    Management of the Company is currently developing a plan to attempt to resolve these uncertainties. This plan includes the Enigma Transaction (see note 10), which effectively is a recapitalization of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  NOTE PAYABLE    The note payable at December 31, 2004 and 2003 was $33,570
    DUE TO          and $26,857, respectively. This note was payable to an
    RELATED PARTY   entity owned by a shareholder, that has agreed to fund the
                    Company's payables through 2004. The note is unsecured and accrues interest at an annual rate of 8% and is due on demand.

4.  RELATED PARTY   At December 31, 2004 and 2003, the Company owed a
    TRANSACTIONS    stockholder $4,000 related to cash advances made to the
                    Company during the year ended December 31, 1998. The advances are non-interest bearing and have no specific repayment terms. To date, the stockholder has made no demands on the Company for repayment.

5. SUPPLEMENTAL     The Company did not pay any amounts for interest or income
   CASH FLOW        taxes during the years ended December 31, 2004 and 2003, and
   DISCLOSURE       for the period since inception.

                    During 2004 and 2003, the Company reduced accounts payable and increased a note payable to a related party in the amounts of $6,713 and $26,857, respectively. This related party agreed to pay the Company's accounts payable in exchange for unsecured demand notes payable with interest at an annual rate of 8%.

                    In connection with the Enigma Transaction (see note 10), during the year ended December 31, 2004, a stockholder surrendered for cancellation 750,000 shares of common stock for no compensation. The par value of the stock was reclassified to additional paid-in capital.

                    During the year ended December 31, 2004, the Company declared and issued a common stock dividend of 3.1587 shares of common stock for each common share held to the stockholders of record on December 17, 2004. The total additional shares issued were 75,311,307. This stock dividend was reflected retroactively in the financial statements as if it had occurred during the year of inception.


--------------------------------------------------------------------------------
                                                                            F-11

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

6.  INCOME TAXES    The difference between income taxes at the statutory federal rate and the amount presented in the accompanying financial statements is a result of the following:

                                                        YEARS ENDED        CUMULATIVE
                                                        DECEMBER 31,        AMOUNTS
                                                   ---------------------     SINCE
                                                      2004        2003     INCEPTION
                                                   ----------------------------------
                       Income tax benefit at
                         federal statutory rate    $   7,000   $   6,000   $  50,000
                       Expired net operating
                         loss carry forward           (5,000)     (7,000)    (14,000)
                       Other                           3,000           -       3,000
                       Change in valuation
                         allowance                    (5,000)      1,000     (39,000)
                                                   ----------------------------------

                                                   $       -   $       -   $       -
                                                   ==================================

                    Deferred tax assets are as follows:

                                                             2004        2003
                                                          ---------------------
                       Net operating loss carryforwards   $  39,000   $  34,000
                       Valuation allowance                  (39,000)    (34,000)
                                                          ---------------------

                                                          $       -   $       -
                                                          =====================


--------------------------------------------------------------------------------
                                                                            F-12

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------


6.  INCOME TAXES    Management has determined that it is more likely than not,
    CONTINUED       that 100% of the Company's deferred tax assets will not be realized. Therefore, valuation allowances have been applied to all of the Company's deferred tax assets.

                    The Company has net operating loss carryforwards of approximately $113,000, which begin to expire in the year 2005. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

                    The following approximate amounts of net operating loss carryforwards will expire over the next five years, if not used.

                       2005                     $    9,000
                       2006                          7,000
                       2007                          5,000
                       2008                          6,000
                       2009                          7,000
                       Thereafter                   79,000
                                                ----------

                                                $  113,000
                                                ==========


7.  COMMON STOCK    During 2004, the Company issued a common stock dividend in
    DIVIDEND        the amount of 3.1587 shares of common stock for each share of common stock outstanding. This transaction, which amounted to 75,311,307 shares, was treated retroactively in the financial statements, as if it had occurred during the year of inception. Accordingly, certain amounts for prior years have been restated in the financial statements.

8.  FAIR VALUE OF   The Company's financial instruments consist of cash,
    FINANCIAL       accounts payable, and related party accounts and notes
    INSTRUMENTS     payable. The carrying amount of cash and payables
                    approximates fair value because of the short-term nature of these items. The carrying value of the notes payable approximate fair value as these borrowings bear interest at a market interest rate.


--------------------------------------------------------------------------------
                                                                            F-13

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

9.  RECENT          RECENT ACCOUNTING PRONOUNCEMENTS
    ACCOUNTING
    PRONOUNCEMENTS  In April 2004, the Emerging Issues Task Force (EITF)
                    released Issue No. 03-06, Participating Securities and the
                    Two Class Method under SFAS No. 128, Earnings per Share, which addressed a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Issue No. 03-06 was effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF Issue No.
                    03-06 did not have an impact on the Company's financial position, results of operations or cash flows.

                    In November 2004, the Financial Accounting Standards Board (FASB )issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

                    In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires that an entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of a liability-based service award based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS No. 123R is required for interim periods beginning after June 15, 2005. The Company


--------------------------------------------------------------------------------
                                                                            F-14

                                                                MAXI GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------


                    is evaluating SFAS No. 123R and does not believe it will have a material effect on the Company's financial position, results of operations or cash flows, as the Company has no such awards issued. If the Company were to issues stock-based awards in the future, it could have a material effect on the Company's financial position, results of operations and cash flows.

10. SUBSEQUENT      On February 16, 2005, the Company entered into a Share
    EVENT           Exchange Agreement (the "Acquisition Agreement") with Enigma
                    Software Group, Inc. ("Enigma") and substantially all of its stockholders (the "Stockholders"), which represents approximately 97% of the shares outstanding of Enigma. On the same date (the "Closing Date"), pursuant to the terms of the Acquisition Agreement, the Company acquired substantially all of the issued and outstanding capital stock of Enigma from the Stockholders in exchange for 14,158,953 newly issued shares of the Company's common stock and the Company cancelled 97,498,798 shares of its common stock owned by certain shareholders.


--------------------------------------------------------------------------------
                                                                            F-15