Form 10QSB
period 2005-03-31
ENIGMA SOFTWARE GROUP, INC
filed 2005-05-12
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB
                                ----------------


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT


                       Commission File Number: 33-08070-LA


                                ----------------

                           ENIGMA SOFTWARE GROUP, INC.

        (Exact name of small business issuer as specified in its charter)

                                ----------------



          DELAWARE                                                20-2675930
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)

                    17 State Street, New York, New York 10004
                    (Address of Principal Executive Offices)
                                 (888) 360-0646
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,243,267 shares of Common Stock, $0.001 par value, outstanding as of May 9, 2005. Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                           ENIGMA SOFTWARE GROUP, INC.

                                      INDEX


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION                                                  3

ITEM 1. CONDENSED FINANCIAL STATEMENTS                                         3

     Condensed Balance Sheet at March 31, 2005 (unaudited)                     3

     Condensed Statements of Operations for the three-month periods ended
         March 31, 2005 and 2004 (unaudited)                                   4
     Condensed Statement of Changes in Capital Deficit for the
         three-month period ended March 31, 2005 (unaudited)                   5

     Condensed Statements of Cash Flows for the three-month
         periods ended March 31, 2005 and 2004 (unaudited)                     6

     Notes to Condensed Financial Statements (unaudited)                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             10

ITEM 3. CONTROLS AND PROCEDURES                                               27


PART II. OTHER INFORMATION                                                    28

Item 1.  Legal Proceedings
Item 2.  Unregistered Shares of Equity Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                    29

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS


                           ENIGMA SOFTWARE GROUP, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2005
                                   (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                  $        783,072
     Restricted cash                                                      50,000
     Accounts receivable                                                 149,134
     Prepaid expenses and other current assets                            54,854
     Prepaid income taxes                                                256,711
     Deferred tax asset                                                6,720,000
                                                                -----------------

          Total current assets                                         8,013,771

Property and equipment, net                                              428,715
Security deposit                                                          84,458
                                                                -----------------

TOTAL ASSETS                                                    $      8,526,944
                                                                =================

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
     Accounts payable and accrued expenses                      $         91,377
     Deferred revenue                                                 16,522,231
                                                                -----------------

          Total current liabilities                                   16,613,608
                                                                -----------------

Commitments and contingencies

CAPITAL DEFICIT
Common stock, par value $0.001, 100,000,000 shares authorized;
          16,243,267 issued and outstanding                               16,243
Additional paid-in capital                                               (55,502)
Accumulated deficit                                                   (8,047,405)
                                                                -----------------

          Total capital deficit                                       (8,086,664)
                                                                -----------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                           $      8,526,944
                                                                =================

See notes to condensed financial statements.


                           ENIGMA SOFTWARE GROUP, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
                                   (unaudited)

                                                       2005             2004
                                                   -------------     ------------

REVENUES:
     Sales of software products                    $ 4,982,038
     Commission income and advertising revenues         53,517          $  4,933
                                                   -------------     ------------
          Total revenues                             5,035,555             4,933

EXPENSES:
     Marketing and selling                             174,065         4,043,341
     General and administrative                        767,673           381,103

     Product development                                25,076            10,167

     Depreciation and amortization                      40,261            21,756
                                                   -------------        ---------

          Total costs and expenses                   1,007,075         4,456,367
                                                   -------------       ----------
Operating income (loss)                              4,028,480        (4,451,434)
Other income                                                                 484
Interest income                                          3,651               592
                                                   -------------       ----------
Income (loss) before income tax provision            4,032,131        (4,450,358)
Income tax provision                                 1,777,166             5,273
                                                   -------------     ------------
NET INCOME (LOSS)                                  $ 2,254,965       $(4,455,631)
                                                   =============     ============

Basic net income/(loss) per common share                 $0.15            $(0.30)
Diluted net income/(loss) per common share               $0.15            $(0.30)

Weighted average shares outstanding:
     Basic                                          15,428,245        14,650,001
     Diluted                                        15,438,695        14,650,001

See notes to condensed financial statements.


                           ENIGMA SOFTWARE GROUP, INC.
                CONDENSED STATEMENT OF CHANGES IN CAPITAL DEFICIT
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005

                                                                      Additional
                                                 Common  Stock          Paid-in      Accumulated
                                           ------------- ------------
                                              Shares     Par value      Capital        Deficit
                                           ------------- ------------ -----------  ---------------


BALANCE - DECEMBER 31, 2004                  14,838,198  $    14,838  $   74,048   $  (10,302,370)

Shares redeemed in connection with
  repayment of loan by shareholder
  on February 15, 2005

Shares deemed issued in connection
  with Maxi Group, Inc. merger
  on February 16, 2005                        1,655,009        1,655      (1,655)

Shares of Treasury Stock cancelled
  on March 8, 2005                             (249,940)        (250)   (127,895)

Net income for the three-month period                                                   2,254,965
                                           ------------- ------------ -----------  ---------------


BALANCE - MARCH 31, 2005 (unaudited)         16,243,267  $    16,243  $  (55,502)  $   (8,047,405)
                                           ============= ============ ===========  ===============


(TABLE CONTINUED)


                                              Treasury    Stock
                                           ------------ ------------
                                             Shares       Amount          Total
                                           ----------   ----------   --------------

BALANCE - DECEMBER 31, 2004                 (188,197)   $  (4,660)   $ (10,218,144)

Shares redeemed in connection with
  repayment of loan by shareholder
  on February 15, 2005                       (61,743)    (123,485)        (123,485)

Shares deemed issued in connection
  with Maxi Group, Inc. merger
  on February 16, 2005

Shares of Treasury Stock cancelled
  on March 8, 2005                           249,940      128,145

Net income for the three-month period                                    2,254,965
                                           ----------   ----------   --------------


BALANCE - MARCH 31, 2005 (unaudited)               -    $       -    $  (8,086,664)
                                           ==========   ==========   ==============

See notes to condensed financial statements.


                           ENIGMA SOFTWARE GROUP, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
                                   (unaudited)

                                                                          2005                   2004
                                                                       --------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                    $   2,254,965         $ (4,455,631)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Interest income on officer's loan                                         (819)
      Depreciation and amortization                                           40,261               21,756
      Changes in:
        Restricted cash                                                      954,640              (59,101)
        Accounts receivable                                                 (136,193)             292,569
        Prepaid expenses and other current assets                             98,548               21,159
        Deferred tax asset                                                 1,775,000
        Accounts payable and accrued expenses                               (173,203)             (96,390)
        Deferred revenue                                                  (4,642,338)           7,672,719
                                                                       --------------        -------------

          Net cash provided by operating activities                          170,861            3,397,081
                                                                       --------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (3,523)            (225,772)
                                                                       --------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans by shareholders and related parties                                            9,859
  Repayment of bank overdraft                                                                     (58,007)
                                                                       --------------        -------------

          Net cash used in financing activities                                                   (48,148)
                                                                       --------------        -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    167,338            3,123,161

Cash and cash equivalents - beginning of year                                615,734                    -
                                                                       --------------        -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $     783,072          $ 3,123,161
                                                                       ==============        =============


 NON-CASH TRANSACTION:
  Common shares redeemed in connection with repayment                  $     123,485
    of loan and interest by shareholder

See notes to condensed financial statements.


                           ENIGMA SOFTWARE GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Enigma Software Group, Inc. Form 8-K/A filing with the SEC on April 28, 2005. The results for the interim period are not necessarily indicative of the results for the full fiscal year.


NOTE B - REVERSE MERGER

Maxi Group, Inc. (the "Company" or "Maxi"), a non-operating public company, was incorporated on June 17, 1986 in the State of Nevada.

On December 29, 2004, Maxi entered into a Share Exchange Agreement (the "Acquisition Agreement") with Adorons.com, Inc. (formerly Enigma Software Group, Inc.) a Delaware corporation which commenced operations in 1999 ("Adorons"). Adorons is a developer of an Internet-based search network and downloadable security software products designed to give customers instant access to information on the web and control over the programs installed on their computers in an automated and easy-to-use way, thereby enhancing transparency and user-control. Pursuant to the terms of the Acquisition Agreement, which closed on February 16, 2005, Maxi acquired substantially all of the issued and outstanding capital stock of Adorons, in exchange for 14,158,953 newly issued shares of Maxi's common stock (the "Exchange"). In addition, Maxi acquired for $50,000, 97,633,798 shares of its common stock from certain of its stockholders prior to the Exchange, which shares were canceled on February 16, 2005. Three stockholders of Adorons, who held 151,858 shares of common stock, did not exchange their shares for Maxi common stock at the time of the Exchange. However, on April 8, 2005 these stockholders did exchange all of their shares for 429,305 shares of Maxi common stock. For reporting purposes, these shares are considered to have been exchanged as of February 16, 2005. The 14,588,258 shares of common stock represent approximately 89.81% of the ownership interests in Maxi. The Exchange, which resulted in the stockholders of Adorons getting control of Maxi, represented a recapitalization of Maxi, or a "reverse merger" rather than a business combination. As a non-operating company, the assets and liabilities of Maxi were not material to the reverse merger. For accounting purposes, Adorons is considered to be an acquirer in the reverse acquisition transaction and, consequently, the financial statements are the historical financial statements of Adorons and the reverse merger has been treated as a recapitalization of Adorons. Additionally, on February 16, 2005 MAXI issued 135,000 shares of common stock to a related party for the assumption of certain liabilities that amounted to approximately $46,000.

On April 14, 2005 Maxi completed a reincorporation merger to the state of Delaware and changed its name to Enigma Software Group, Inc.


NOTE C - SELECTED SIGNIFICANT ACCOUNTING POLICIES

[1]  REVENUE RECOGNITION:

With respect to license fees generated from the sales of downloadable security software products, the Company recognizes revenues in accordance with SOP No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance for recognizing revenues related to sales by software vendors. The Company sells its SpyHunterTM software ("SpyHunter") over the Internet. Customers order the product and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company licenses the customer to download SpyHunter over the Internet. As part of the sales price, the Company provides post-contract customer support ("PCS") which consists primarily of e-mail support and free updates to its SpyHunter software, as and when such updates are available. The sales of software arrangements by the Company are considered to be multiple deliverables. In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements based on vendor-specific objective evidence ("VSOE") of fair value.

In connection with the issuance of SpyHunter 2.0, which was released in late January 2005, the Company announced to all of its existing customers that as of March 10, 2005, the Company would no longer support and/or provide updates to its SpyHunter software issued prior to the introduction of SpyHunter 2.0 and the Company ceased to offer the SpyHunter 1 series, for which PCS had been provided for an indefinite period. As an incentive to purchase the recently released SpyHunter 2.0, the Company offered this new software to its existing customers free of charge for a period of 90 days. Since VSOE did not exist for the allocation of revenue to the various elements of the SpyHunter 1 arrangement, the Company had deferred all revenue from such arrangements. However, with the discontinuance of the SpyHunter 1 series, the Company began to recognize its deferred revenue related to the SpyHunter 1 series, beginning March 11, 2005, ratably over a period of 90 days. Accordingly, the Company will recognize as revenue during the first two quarters of 2005, all sales from its SpyHunter software issued prior to the introduction of SpyHunter 2.0, while no additional cash will be received.

SpyHunter 2.0 has twelve months of post-contract customer support and updates, if any. Accordingly, the Company recognizes revenue from sales of SpyHunter 2.0 ratably over the 12-month period subsequent to each sale of SpyHunter 2.0. The Company considers revenue from SpyHunter 2.0 sales attributable to the service element. Similarly, the Company recognizes revenues from sales of its AdoronsTM Anonymous Surfing software ratably over the 12-month period subsequent to each sale. The Company considers revenue from the sales of this product to be attributable to the service element as well.

With respect to commission income, the Company recognizes such revenue at the time of delivery of the product or the service for which the commission is earned; and with respect to on-line advertising, at the time the advertising revenue is generated as determined by the consumer's click-through to the advertiser's website.

[2]  ACCOUNTING ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the period. Estimates are used in accounting for the cost of post-contract customer support, sales returns and allowances, life of depreciable and amortizable assets, employee benefits, provisions for income taxes, realization of deferred tax assets and impairment of long-lived assets. Actual results could differ from those estimates.

[3]  EARNINGS PER SHARE:

Basic earnings per share is computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the quarter ended March 31, 2005, diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method.

[4]  NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," which replaces FASB 123 and supercedes APB No. 25. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on their fair value. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption will have a material impact on the results of operations and earnings per share.


NOTE D - RESTRICTED CASH

Under a credit card processing agreement with a financial institution, which agreement was terminated as of December 31, 2004, the Company had been required to maintain a security reserve deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of March 31, 2005 and December 31, 2004 it was $50,000 and $1,004,640, respectively. During the three-month period ended March 31, 2005, approximately $950,000 had been released to the Company and has been reflected in net cash provided by operating activities for the period.


NOTE E - STOCKHOLDERS' EQUITY

The Company has 10,000,000 shares of authorized and unissued capital stock designated as Preferred Stock, $0.001 par value.


NOTE F - CONTINGENCIES

From time to time, the Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


NOTE G - STOCK OPTION AND PROFIT SHARING PLANS

On March 8, 2005, the Company adopted the 2005 Stock Option and Grant Plan (the "Stock Option Plan"). As of March 31, 2005, options have been granted for 39,000 shares of the Company's common stock. The options expire 10 years from the date of the grant and are exercisable at $1.26 per share of common stock, the closing price of the Company's common stock on the date of the grant. The options are exercisable upon vesting, which occurs at the rate of one-third of the options granted, at each of the first three annual anniversaries of the date of the grant.

The Company follows FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The provisions of FAS 123 allow companies either to expense the estimated fair value of stock options or to disclose the pro-forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to disclose the pro-forma effect rather than to expense the estimated fair value of stock options, which was not material for the three-month period ended March 31, 2005 .

During 2004, the Company adopted a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"). The 401(k) Plan became effective on May 1, 2004. Eligible employees are able to make contributions to the 401(k) Plan, which are matched by the Company at the rate of 50% of the first $10,000 of an individual employee's contribution. The Company's contribution to the 401(k) Plan for the three-month period ended March 31, 2005 was $7,376.


NOTE H - RELATED PARTY TRANSACTION

During 2004, Adorons loaned $120,000 to its Chief Executive Officer, who is also one of Adorons' founders as well as a stockholder. This loan, including interest at market rates, was repaid prior to the completion of the reverse merger, by the redemption and cancellation of 21,840 shares of Adorons' common stock owned by that individual. This redemption and cancellation of shares is presented in the Statement of Changes in Capital Deficit as 61,743 shares, which is the number of newly issued common shares of Maxi that this individual would have received in connection with the Exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by such forward-looking statements. We cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RISK FACTORS

Our financial condition, business, operation, and prospects involve a high degree of risk. You should carefully read and consider the risks and uncertainties described below as well as the other information in this report before deciding to invest in our company. If any of the following risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means that our investors and stockholders could lose all or a part of their investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

     OUR OPERATING RESULTS MAY FLUCTUATE.

     Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

     o    Our ability to compete effectively.

     o    Our ability to continue to attract users to our web sites.

     o    The level of use of the Internet to find information.

     o    Our ability to attract advertisers.

     o The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

     o    Our focus on long term goals over short-term results.

     o The results of our investments in risky projects.
     o General economic conditions and those economic conditions specific to the Internet and Internet advertising.

     o Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

     o    The success of our geographical and product expansion.

     o    Our ability to attract, motivate and retain top-quality employees.

     o Foreign, federal, state or local government regulation that could impede our ability to post ads for various industries.

     o Our ability to upgrade and develop our systems, infrastructure and products.

     o New technologies or services that block the ads we deliver and user adoption of these technologies.

     o    The costs and results of litigation that we face.

     o    Our ability to protect our intellectual property rights.

     o Our ability to realize revenue from agreements under which we guarantee minimum payments.

     o Our ability to manage activities that violate our terms of services, such as software piracy.

     o    Our ability to successfully integrate and manage our acquisitions.

     o    Geopolitical events such as war, threat of war or terrorist actions.

Because our business is evolving and changing, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns, and our revenues may suffer as a result. In the meantime, we will continue to incur operating expenses which consists principally of compensation, occupancy and telecommunications costs as well as legal, auditing and other ancillary costs associated with being a public company. If we are not able to generate positive cash flow from operations, or to attract additional equity financing or debt financing, we will be required to further reduce our cash balances, which may lead to a liquidity crisis in the months ahead.

For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance. Quarterly and annual expenses as a percentage of net revenues may be significantly different from historical or projected rates. Our operating results in future quarters may fall below expectations, which could cause our stock price to fall.

     IF WE DO NOT CONTINUE TO INNOVATE AND PROVIDE PRODUCTS AND SERVICES THAT ARE USEFUL TO USERS, WE MAY NOT REMAIN COMPETITIVE, AND OUR REVENUES AND OPERATING RESULTS COULD SUFFER.

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in new product development in order to (i) enhance our web search technology and our existing products and services and (ii) introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users and advertisers. Our operating results would also suffer if our innovations are not responsive to the needs of our users and advertisers, are not appropriately timed with market opportunity, or are not effectively brought to market.

     IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING WHICH COULD HARM OUR BUSINESS AS WELL AS THE TRADING PRICE OF OUR STOCK.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. Any failure or difficulties in implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

     OUR CORPORATE CULTURE HAS CONTRIBUTED TO OUR SUCCESS, AND IF WE CANNOT MAINTAIN THIS CULTURE AS WE GROW, OUR BUSINESS MAY BE HARMED.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success. In addition, the effects of our stock being publicly traded may create disparities in wealth among our employees, which may adversely impact relations among employees and our corporate culture in general.

     EXISTING OR NEW LEGISLATION COULD EXPOSE US TO SUBSTANTIAL LIABILITY, RESTRICT OUR ABILITY TO DELIVER SERVICES TO OUR USERS, LIMIT OUR ABILITY TO GROW AND CAUSE US TO INCUR SIGNIFICANT EXPENSES IN ORDER TO COMPLY WITH SUCH LAWS AND REGULATIONS.

There are a number of emerging initiatives in the computer software industry. Legislation such as the SPYACT, or other legislation originally proposed in California and Massachusetts, would make it extremely difficult for contextual marketing companies to operate or would prohibit the aspects of the service that uses computers to match advertisements to the content on a user's machine. In addition, several states, such as Utah and Pennsylvania, passed laws to protect users from Spyware, but these laws were almost immediately repealed as they would stifle innovation and prevent most existing companies from conducting business in those states. We may face risks from legislation that could be passed in the future.

There are also risks associated with international data protection. The interpretation and application of data protection laws in Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring us to change our data practices, which in turn could have a material effect on our business.

     OUR INTELLECTUAL PROPERTY RIGHTS ARE VALUABLE, AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS, SERVICES AND BRAND.

The technology and software we have developed, which underlies our products and services, are very important to us. Our proprietary products are not protected by patents. To protect our intellectual property rights, we license our software products and require our customers to enter into license agreements that impose restrictions on their ability to use the software or transfer it to other users. Additionally, we seek to avoid disclosure of our trade secrets through a number of means, including, but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us, and restricting access to our source code. In addition, we protect our software, documentation, templates and other written materials under trademark, trade secret and copyright laws. Even with all of these safeguards, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not independently be able to develop similar technology. The copyright, trademark and trade secret laws, which are a significant source of protection for our intellectual property, offer only limited protection. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in software are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available.

If, in the future, litigation is necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and/or financial condition. As a result, ultimately, we may be unable, for financial or other reasons, to enforce our rights under the various intellectual property laws described above.

     WE ARE, AND MAY IN THE FUTURE BE, SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS, WHICH ARE COSTLY TO DEFEND, COULD REQUIRE US TO PAY DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate, or settle, and could divert management resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party's rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and we may be unable to compete effectively. Any of these results could harm our brand and operating results.

     OUR ABILITY TO OFFER OUR PRODUCTS AND SERVICES MAY BE AFFECTED BY A VARIETY OF U.S. AND FOREIGN LAWS.

The laws relating to the liability of providers of online services for activities of their users are currently unsettled both in the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign law for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by our users. From time to time, we have received notices from individuals who do not want their names or web sites to appear in our web search results when certain keywords are searched. It is also possible we could be held liable for misinformation provided over the web when that information appears in our web search results. If one of these complaints results in liability to us, it could be potentially costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. In addition, increased attention focused on these issues and legislative proposals could harm our reputation or otherwise affect the growth of our business.

Whether or not existing laws regulating or requiring licenses for certain businesses of our advertisers (including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms), are applicable to us may be unclear. Existing or new legislation could expose us to substantial liability, restrict our ability to deliver services to our users, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations.

Several other federal laws could have an impact on our business. Compliance with these laws and regulations is complex and may impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children's Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Any failure on our part to comply with these regulations may subject us to additional liabilities.

     IF WE WERE TO LOSE THE SERVICES OF OUR FOUNDERS OR OUR SENIOR MANAGEMENT TEAM, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS STRATEGY.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our founders, Colorado Stark and Alvin Estevez, are critical to our overall management, as well as to the development of our technology, our culture and our strategic direction. We do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

     IF WE ARE UNABLE TO RETAIN OR MOTIVATE KEY PERSONNEL OR HIRE QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO GROW EFFECTIVELY.

Our performance is largely dependent on the talents and efforts of highly-skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly-skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain and motivate employees provided by our option grants or by future arrangements, such as through cash bonuses, may not be as effective as in the past. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

     OUR TWO FOUNDERS RUN OUR BUSINESS AND AFFAIRS COLLECTIVELY, WHICH MAY HARM THEIR ABILITY TO MANAGE EFFECTIVELY.

Colorado Stark, our Executive Chairman, and Alvin Estevez, our President and Chief Executive Officer ("CEO"), currently provide leadership as a team. Our Executive Chairman and CEO provide general supervision, direction, and control, subject to the control of the board of directors. As a result, they tend to operate collectively and to consult extensively with each other before significant decisions relating to all aspects of our operations are made. This may slow the decision-making process, and a disagreement among these individuals could prevent key strategic decisions from being made in a timely manner. If our two founders are unable to continue to work well together in providing cohesive leadership, our business could be harmed.

     WE HAVE A SHORT OPERATING HISTORY AND A RELATIVELY NEW BUSINESS MODEL IN AN EMERGING AND RAPIDLY EVOLVING MARKET. THIS MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND MAY INCREASE THE RISK OF YOUR INVESTMENT.

We first derived revenue from our consumer software security and privacy markets in 2003, all of which revenue, as well as that of 2004 and the month of January 2005, has been deferred for financial reporting purposes and is being recognized in this current fiscal quarter and the next, as discussed in Notes to Condensed Financial Statements. We have not yet generated a significant amount of revenue from advertising, and we have only a short operating history with our advertising services. As a result, we have very little operating history for you to evaluate in assessing our future prospects. The internet advertising industry is an immature industry that has undergone rapid and dramatic changes in its short history. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

     IT HAS BEEN AND MAY CONTINUE TO BE EXPENSIVE TO OBTAIN AND MAINTAIN INSURANCE.

We contract for insurance to cover potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get, or may not be able to acquire any insurance for certain types of business risk. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted.

     ACQUISITIONS COULD RESULT IN OPERATING DIFFICULTIES, DILUTION AND OTHER HARMFUL CONSEQUENCES.

We do not have any experience acquiring companies. We have evaluated and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

     o The need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies.

     o Diversion of management time and focus from operating our business to acquisition integration challenges.

     o Cultural challenges associated with integrating employees from the acquired company into our organization.

     o    Retaining employees from the businesses we acquire.

     o The need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management.

Also, the anticipated benefit of any of our acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

     WE OCCASIONALLY BECOME SUBJECT TO COMMERCIAL DISPUTES THAT COULD HARM OUR BUSINESS.

From time to time, we are engaged in disputes regarding our commercial transactions. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in these disputes, they may distract our management from operating our business while consuming our limited resources.

     WE HAVE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services. Our failure to adapt to such changes would harm our business. New technologies and advertising media could adversely affect us. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.

     IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS OR PRODUCT ENHANCEMENTS ON A TIMELY BASIS, OR IF THE MARKET DOES NOT ACCEPT THESE PRODUCTS OR PRODUCT ENHANCEMENTS, OUR BUSINESS WILL SUFFER.

The markets for certain of our products and services are new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively, and in a timely manner, and to offer products and services that meet these demands. The development of new or enhanced software products and services is a complex and uncertain process. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements and could increase research and development costs. Further, we may experience delays in market acceptance of new products or product enhancements as we engage in marketing and education of our user base regarding the advantages and system requirements for the new products and services and as customers evaluate the advantages and disadvantages of upgrading to our new products or services.

     THERE IS SIGNIFICANT COMPETITION IN OUR MARKET, WHICH COULD MAKE IT DIFFICULT TO ATTRACT CUSTOMERS, CAUSE US TO REDUCE PRICES AND RESULT IN REDUCED GROSS MARGINS OR LOSS OF MARKET SHARE.

The market for our products and services is highly competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change either to be maintained at least or be increased in the future.

A number of companies offer products that provide some of the functionality of our products. We may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for our products continues to develop. We may not be able to compete successfully against current and future competitors.

     IF OUR RESTRUCTURING PROGRAM IS NOT SUCCESSFUL, WE MAY NOT ACHIEVE THE OPERATIONAL AND FINANCIAL OBJECTIVES WE HAVE SET, AND OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

We continue, in our restructuring program, to address the core issues that are facing our business. The primary focus of this program is our effort to build a new and more sustainable business model, which we believe will enable us to provide better services to our users. Other goals of our restructuring program include reducing credit card chargeback and refund rates.

If we fail to complete our restructuring program successfully, and in particular, fail to do so in a timely and cost-effective manner, our business, financial condition and results of operation could be materially adversely affected. In connection with our restructuring efforts, we have incurred in 2003, 2004, and the first quarter of 2005, significant operating expenditures. We have dedicated technology consultants and personnel to effect these improvements even as we maintain our current systems with other personnel. As long as we are focused on improving our systems and business processes, we are limited in the time and resources we can dedicate to launching new products and services to meet the needs of our customers and to better compete in the marketplace. We have already experienced significant delays in the launch of our new systems which have in turn caused delays in the launch of new products or services and in upgrades of current ones. Our inability to meet the needs of our customers will affect our ability to effectively compete, to attract and retain customers and to market new products and services.

We cannot assure you that our restructuring program will achieve the goals we have set for it. The implementation of new systems is a complex process that requires communication and coordination throughout our organization and has significant execution risks. We have experienced delays in various stages of these projects and cannot assure you when or if these projects will be successfully completed. Even if our new systems architecture is launched successfully, we cannot assure you that it will enable us to reduce our expenses to the significant extent and in the time frames we currently contemplate. We cannot assure you that our business will ultimately realize the additional benefits we hope to achieve from improved systems or that our new systems will not have unintended adverse impacts on our ability to service our customers and operate our business as planned.

     IF WE DO NOT MAINTAIN A LOW RATE OF CREDIT CARD CHARGEBACKS AND REDUCE OUR RATE OF CREDIT CARD REFUNDS, WE WILL CONTINUE TO FACE THE PROSPECT OF FINANCIAL PENALTIES AND COULD LOSE OUR ABILITY TO ACCEPT CREDIT CARD PAYMENTS FROM CUSTOMERS, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A substantial majority of our revenues originate from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. From sales that occurred in 2004, we experienced high rates of refunds to customers and chargebacks from customers that resulted in the assessment of financial penalties by two credit card associations. Under that association's rules, additional penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association, and under our contract with our processor, we are required to reimburse it for such penalties.

     SOME OF THE MEASURES WE ARE IMPLEMENTING TO REDUCE OUR RATE OF CHARGEBACKS AND CREDIT CARD REFUNDS MAY REDUCE OUR NET
REVENUES.

In an effort to reduce our rate of chargebacks and credit card refunds, we have implemented a number of different measures. However, by implementing aggressive online fraud screens and post-transaction verifications designed to prevent fraudulent credit card transactions on our website, we may block legitimate customers from purchasing our services, thereby reducing our net revenues.

     WE ARE TRANSITIONING FROM A LICENSE FEE REVENUE MODEL TO AN ADVERTISING BASED REVENUE MODEL. THERE CAN BE NO ASSURANCE THIS NEW BUSINESS MODEL WILL BE PROFITABLE.

Historically, we have derived substantially all of our revenues from license fees on SpyHunter(TM) ("SpyHunter"), which revenue has been deferred for financial reporting purposes as discussed in Notes to Condensed Financial Statements. SpyHunter Series 1 experienced a sustained, substantial decline in product sales volume over during the year ended December 31, 2004. License revenues from SpyHunter 2.0, which was introduced in late January 2005, have not attained the levels experienced by SpyHunter Series 1 in the first quarter of 2004, and are expected to continue to decline and could possibly be phased out completely over the current year. We are devoting a large portion of our financial and personnel resources to develop new Internet search products. The Company is also investing in new products that have recurring subscription revenue such as Spam filtering systems and Internet proxy services. While we believe that products and services currently under development may be well received, there can be no assurance that we will develop a product or business model that will be profitable. Previously, our product sales were non-recurring and substantially all of our reported and deferred revenue for 2003, 2004 and the first quarter of 2005 should be deemed as a one-time, non-recurring event.

     WE MAY NOT BE ABLE TO ACCESS THIRD PARTY TECHNOLOGY, WHICH WE DEPEND ON TO CONDUCT OUR BUSINESS AND AS A RESULT WE COULD EXPERIENCE DELAYS IN THE DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS AND SERVICES OR ENHANCEMENTS OF EXISTING PRODUCTS AND SERVICES.

If we lose the ability to access third party technology which we use, are unable to gain access to additional products or are unable to integrate new technology with our existing systems, we could experience delays in our development and introduction of new products and services and related improvements or enhancements until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our sales could be substantially reduced. We license technology that is incorporated into our products and services from third parties. In light of the rapidly evolving nature of technology, we may increasingly need to rely on technology licensed to us by other vendors, including providers of development tools that will enable us to quickly adapt our technology to new products and services. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all.


RISKS RELATED TO OUR STOCK BEING PUBLICLY TRADED

     OUR STOCK PRICE MAY BE VOLATILE.

Our common stock has been trading in the public market, for less than three months. To date, trading volume has been light, as almost 90% of our outstanding shares are unregistered, and cannot be traded. We cannot predict the extent to which a trading market will develop for our common stock or how liquid that market might become. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

     o Quarterly variations in our results of operations or those of our competitors.

     o Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

     o    Disruption to our operations.

     o The emergence of new sales channels in which we are unable to compete effectively.

     o Our ability to develop and market new and enhanced products on a timely basis.

     o    Commencement of, or our involvement in, litigation.

     o    Any major change in our board or management.

     o Changes in governmental regulations or in the status of our regulatory approvals.

     o Changes in earnings estimates or recommendations by securities analysts.

     o General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

     WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

     WE HAVE AND WILL CONTINUE TO INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY.

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and the NYSE and NASDAQ. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

     THE CONCENTRATION OF OUR CAPITAL STOCK OWNERSHIP WITH OUR FOUNDERS, EXECUTIVE OFFICERS, EMPLOYEES, AND OUR DIRECTORS AND THEIR AFFILIATES WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

Our founders, executive officers, directors (and their affiliates) and employees together own approximately 77.0% of our common stock, representing approximately 77.0% of the voting power of our outstanding capital stock. In particular, our two founders, Colorado Stark and Alvin Estevez, combined control approximately 74.2% of our outstanding common stock, representing approximately 74.2% of the voting power of our outstanding capital stock. Colorado Stark and Alvin Estevez therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

     PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW COULD DISCOURAGE A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

Provisions in our articles of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

     o Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on our board of directors.

     o Our stockholders may act by written consent, provided that such consent is signed by all the shareholders entitled to vote with respect to the subject matter thereof. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders' meeting.

     o Our articles of incorporation prohibit cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

     YOU MAY EXPERIENCE DILUTION IF WE RAISE FUNDS THROUGH THE ISSUANCE OF ADDITIONAL EQUITY AND/OR CONVERTIBLE DEBT SECURITIES.

If we raise additional funds through the issuance of equity securities or convertible debt securities, you may experience dilution of your percentage ownership. This dilution may be substantial. In addition, these securities may have powers, preferences and rights that are senior to the holders of our common stock and may further limit our ability to pay dividends on our common stock.

     OUR COMMON STOCK HAS A SMALL PUBLIC FLOAT AND FUTURE SALES OF OUR COMMON STOCK, MAY NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As of May 9, 2005, there were 16,243,267 shares of our common stock outstanding, at a closing market price of $1.01 for a total market valuation of approximately $16.4 million. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own

12,507,150 shares of our common stock. Our common stock has a public float of approximately 1.5 million shares, which are shares in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including shares issued upon the exercise of warrants and stock options and/or conversion of preferred stock into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

     THERE ARE 3,000,000 SHARES OF OUR COMMON STOCK RESERVED FOR ISSUANCE IN CONNECTION WITH THE POTENTIAL EXERCISE OF STOCK OPTIONS, AS A RESULT OF WHICH YOU MAY EXPERIENCE DILUTION.

On March 8, 2005, the Board of Directors adopted the 2005 Stock Option and Grant Plan (the "Stock Option Plan"), because it believes that it is important to provide a mechanism to grant stock options and other stock awards to employees, non-employee directors and consultants as an incentive, and to tie their interests closer to those of our stockholders. However, the issuance of any shares under the Stock Option Plan, which could total as much as 3,000,000 shares of our common stock, if and when issued, could potentially dilute any existing shareholder's investment by as much as 15.6%.

     BECAUSE THE MARKET FOR AND LIQUIDITY OF OUR SHARES IS VOLATILE AND LIMITED, AND BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR COMMON STOCK MAY BE REDUCED.

Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTC BB") (Symbol ENGM). The OTC BB is generally considered to be a less efficient market than the established exchanges or the NASDAQ markets. While we anticipate seeking to be listed on the NASDAQ Small-Cap Market at some time in the future, it is impossible at this time to predict when, if ever, such application will be made or whether such application will be successful. While our common stock continues to be quoted on the OTC BB, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock, compared to if our securities were traded on NASDAQ or a national exchange. In addition, our common stock is subject to certain rules and regulations relating to "penny stocks" (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account, and certain other restrictions. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealer's presumed control over the market. For as long as our securities are subject to the rules on penny stocks, the liquidity of our common stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.


ADDITIONAL INFORMATION

We are obligated to file reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC. The address of that site is http://www.sec.gov.


GENERAL DISCUSSION ON RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the three-month periods ended March 31, 2005 and 2004, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

We are a developer of an Internet-based search network and downloadable security software products designed to give our customers instant access to information on the web and control over the programs installed on their computers in an automated and easy to use way, thereby enhancing transparency and user control. Our business strategy is to leverage our knowledge of internet marketing, as well as our existing base of more than 700,000 users, to further develop our Adorons Internet Search Engine Product in an effort to develop on-line advertising revenues, as well as to continue to develop Internet software products that further the values on which the Internet is based. Our consumer software product line is focused on delivering Internet privacy and security to individual users, homes offices and small businesses. Sales of SpyHunterTM ("SpyHunter") commenced in June 2003. Commencing in late January 2005, we began to license a new and improved product, SpyHunter 2.0, as well as a product known as AdoronsTM Anonymous Surfing ("Adorons").

This MD&A contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by such forward-looking statements. We cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
-----------------------------------------------------

REVENUE RECOGNITION

We recognize revenue from the license fees of SpyHunter and Adorons in accordance with accounting principles generally accepted in the United States of America that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and require us to make some estimates.

Specifically, we recognize revenues in accordance with SOP No. 97-2 "Software Revenue Recognition," as amended by SOP No. 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements of position provide guidance for recognizing revenues related to sales by software vendors. We sell our software products over the Internet.

Customers order the product and simultaneously provide their credit card information to us. Upon receipt of authorization from the credit card issuer, the customer downloads the products over the Internet. As part of the sales price of $29.99, we provide post-contract customer support ("PCS") consisting primarily of e-mail support and free updates to our software products as and when such updates are available.

For sales of SpyHunter 1 series that occurred during the years ended December 31, 2003 and 2004, as well as during the month of January 2005, this PCS was provided for an indefinite period in the future. However, with the introduction at the end of January 2005 of our new and improved product, SpyHunter 2.0, as well as Adorons, PCS is limited to one year from the date of purchase. Licensees of the SpyHunter 1 series were provided with PCS up until March 10, 2005, from which point forward we no longer support that product.

Our sales of software arrangements are considered to be multiple deliverables. In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements based on vendor specific objective evidence ("VSOE") of fair value. On all sales of SpyHunter 1 series which occurred from June 2003 through January 2005, VSOE did not exist for the allocation of revenue to the various elements of the arrangement. As a result, we deferred all revenue from these arrangements. This deferred revenue totaled $21,270,075; and consisted of $6,318,482 deferred for the year ended December 31, 2003, $14,846,087 for the year ended December 31, 2004 and $105,506 for the month of January 2005.

We informed all of our customers that as of March 10, 2005, we would no longer support or provide updates to the SpyHunter 1 series software and we offered SpyHunter 2.0 to existing customers free of charge for a period of 90 days. Accordingly, we are recognizing as revenue, all proceeds from the sales of SpyHunter 1 series that occurred from June 2003 through January 2005, during the 90 day period March 11, 2005 through June 10, 2005, at the daily rate of 1/90 of the total deferred revenues.

With respect to sales of SpyHunter 2.0 and Adorons Anonymous Surfing, which have PCS limited to one year after the sale, VSOE does exist for the allocation of revenue to the various elements of the arrangement, as we consider the revenue from such sales to be attributable to the service element. Accordingly, we recognize the license fees from these products during the 12-month period immediately subsequent to the sale.

Customers are also able to order a CD version of, and an extended download service for, SpyHunter 2.0, in which case we earn commission income, all of which is recognized at the time of delivery of the product or service; as is any commission income that we earn on sales of other companies products or from on-line advertising of such products on our various websites.

RESERVES FOR PRODUCT RETURNS

Our policy with respect to product returns is spelled out in our End User License Agreement ("EULA"), which states "...products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis." At March 31, 2005, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept a greater or fewer number of products for return.

INCOME TAXES

We make estimates to determine our current provision for income taxes, as well as our income taxes payable. Our estimates with respect to the current provision for income taxes take into account current tax laws and our interpretation of current tax laws, as well as possible outcomes of any future tax audits. Changes in tax laws or our interpretation of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in our financial statements.

LEGAL CONTINGENCIES

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
-------------------------------------------------------------------------------

OVERVIEW

Our goals for the past two years were to launch SpyHunter, generate significant licensing fees and continue to build on that success by generating even greater licensing fees. We were successful in accomplishing these goals, but as discussed above, all of the revenue associated with the SpyHunter 1 series had been deferred and the cash was received and used over that period to support our operations. Therefore, all of our deferred revenue reported for the prior two years, $21,164,569, will be realized and recorded as non-recurring revenue during the first and second quarters of the current year, without any cash flow effect. Our business plan going forward is to continue to develop both Internet software products and services for consumers in order to establish recurring subscription revenue as well as to drive visitor traffic to our Adorons website.

REVENUES

For the three-month period ended March 31, 2005, revenues from the sales of software products totaled $4,982,038, consisting of the non-cash recognition of deferred revenue from sales of the SpyHunter 1 series of approximately $4,963,000 (the cash generated by these license fees had all been received during the year ended December 31, 2003 and was used to support operations of that year); and approximately $19,000 of revenue recognized from sales SpyHunter
2.0 and Adorons Anonymous Surfing. Also for the three-months ended March 31, 2005, commission income and advertising revenues was $53,517.

There were no revenues from sales of software products for the three-month period ended March 31, 2004 reflecting the deferral of 100% of such revenue in connection with the application of our revenue recognition policy.

EXPENSES

Expenses for the three-month periods ended March 31, 2005 and 2004 were $1,007,075 and $4,456,367, comprised as follows:


                                               For the             For the
                                             three-month         three-month
                                             period ended        period ended
                                              March 31,           March 31,
                                                 2005                2004
                                             -------------       --------------

     Marketing and selling                   $    174,065        $  4,043,341
     General and administrative                   767,673             381,103
     Product development                           25,076              10,167
     Depreciation and amortization                 40,261              21,756
                                             -------------       --------------
          Total expenses                     $  1,007,075           $4,456,367
                                             =============       ==============



For the three-month period ended March 31, 2005, license fees from SpyHunter 2.0 and Adorons Anonymous Surfing were approximately $234,000, of which approximately 92% has been deferred and will be recognized over the coming 10 to 11 months. On the other hand, for the three-month period ended March 31, 2004, license fee revenue from SpyHunter 1 series was approximately $7.7 million, all of which revenue had been deferred at the time. Due to this decrease of approximately $7.5 million in sales, marketing and selling expenses declined by approximately $3.9 million from 2004 to 2005.

For the three-month period ended March 31, 2005, approximately 45% of general and administrative expenses consisted of employee compensation and benefits and occupancy costs, whereas for the three-month period ended March 31, 2004, such expense elements comprised approximately 65% of general and administrative expenses. The increase of approximately $386,000 in general and administrative expenses from 2004 to 2005 is primarily reflective of increases in: compensation and benefit expenses, reflecting the building of our corporate infrastructure; as well as professional fees related to the reincorporation merger.

NET INCOME (LOSS)

As a result of the foregoing and after accounting for insigificant amounts of other income, interest income, and income tax provisions, net income amounted to approximately $2.3 million for the three-months ended March 31, 2005 as compared to a net loss of approximately $4.5 million for the three-month period ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE-MONTH PERIODS
ENDED MARCH 31, 2005 AND 2004
-----------------------------------------------------------

At March 31, 2005, we had cash and cash equivalents of $783,072 as well as restricted cash of $50,000. This compares to cash and cash equivalents of $615,734 and restricted cash of $1,004,640 at December 31, 2004; and cash and cash equivalents of approximately $3.1 million and restricted cash of approximately $753,000 at March 31, 2004.

Net cash provided by operating activities for the three-months ended March 31, 2005 was approximately $171,000 and reflects the release of approximately $950,000 from restricted cash, without which we would have reported approximately $779,000 of net cash used in operating activities. For the three-month period ended March 31, 2004, although 100% of our revenue was deferred in accordance with our accounting policy, net cash provided by operating activities was approximately $3.4 million.

This decrease in operating cash flow as compared to the prior year reflects a decline in sales of our software products and our strategic shift to broaden our business by developing an Internet-based search network. Because our business is evolving and changing, our operating cash flow may continue to suffer, and past operations are not a good gauge for anticipating future operations. Advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns, and this could impact negatively on our operating cash flow. In the meantime we will continue to incur operating expenses, principally compensation, occupancy and telecommunications costs as well as legal, auditing and other ancillary costs associated with being a public company. If we are not able to generate positive cash flow from operations, or to attract additional equity financing or debt financing, we will be required to further reduce our cash balances, which may lead to a liquidity crisis in the months ahead.


Net cash used in investing activities for the three-months ended March 31, 2005 was $3,523, as compared to $225,772 used in investing activities for the three-months ended March 31, 2004. Acquisitions of computer equipment, accounted for the major portion of these investing activities. We anticipate that cash used in investing activities for the remainder of the year will be more closely aligned to the expenditures for the three-months ended March 31, 2005.

Cash used in financing activities for the three-month periods ended March 31, 2005 and 2004, was $0 and $48,148, respectively.

We believe that we have sufficient financial resources to fund our operations through December 31, 2005, due to the level of sales expected for the remainder of the fiscal year, as well as our ability to obtain equity funding. However, due to the nature of our business and the capital markets, there is no assurance that we will achieve the level of sales expected or obtain equity funding during the remainder of the fiscal year.

ITEM 3. CONTROLS AND PROCEDURES

A.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

B.   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company is regularly involved in litigation which is incidental to its business.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          On April 8, 2004, the Company issued 429,305 shares of common stock to three individuals who had not previously exchanged their shares of Adorons.com, Inc. for shares of the Company in connection with the Acquisition Agreement completed on February 16, 2005. The exchange ratio for these shares was the same as that for all shareholders who exchanged their shares on February 16, 2005.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The following actions were approved by the written consent of stockholders, dated March 8, 2005, representing a majority of the Company's outstanding common stock:

          (1) To reincorporate the Company from a Nevada corporation to a Delaware corporation through a migratory merger, whereby the Company will merge with and into Enigma Software Group, Inc.; and

          (2) To adopt the Company's 2005 Stock Option and Grant Plan.

          The Company mailed an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 dated March 22, 2005 to all other stockholders of the Company. These actions became effective on April 14, 2005.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS.

          Exhibit
          Number      Description of Document
          -------     -----------------------
          31.1        Rule 13a-14(a)/15d-14(a) Certification (CEO)**
          31.2        Rule 13a-14(a)/15d-14(a) Certification (CFO)**
          32.1        Section 1350 Certification (CEO)**
          32.2        Section 1350 Certification (CFO)**


----------
**    Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ENIGMA SOFTWARE GROUP, INC.


Date: May 12, 2005                      By: /s/ Alvin Estevez
                                            ------------------------------------
                                            Alvin Estevez, President and
                                              Chief Executive Officer


Date: May 12, 2005                      By: /s/ Richard M. Scarlata
                                            ------------------------------------
                                            Richard M. Scarlata,
                                              Chief Financial Officer