Form 10QSB
period 2005-06-30
ENIGMA SOFTWARE GROUP, INC
filed 2005-08-12
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-QSB
________________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period and six-month period ended June 30, 2005

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 33-08070-LA

________________

ENIGMA SOFTWARE GROUP, INC.
(Exact name of small business issuer as specified in its charter)

________________

Delaware	20-2675930
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

17 State Street, New York, New York 10004
(Address of Principal Executive Offices)
(888) 360-0646
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,243,267 shares of Common Stock, $0.001 par value, outstanding as of August 9, 2005.

Transitional Small Business Disclosure Format (Check One):     Yes ☐  No ☒

ENIGMA SOFTWARE GROUP, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Condensed Financial Statements	3

Condensed Balance Sheet at June 30, 2005 (unaudited)	3

Condensed Statements of Operations for the three-month periods and the six-month
periods ended June 30, 2005 and 2004 (unaudited)	4

Condensed Statement of Changes in Stockholders’ Equity (Capital Deficit) for the
six-month period ended June 30, 2005 (unaudited)	5

Condensed Statements of Cash Flows for the six-month periods ended
June 30, 2005 and 2004 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION	18

Item 1. Legal Proceedings
Item 2. Unregistered Shares of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES	19

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Enigma Software Group, Inc.
Condensed Balance Sheet
June 30, 2005
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$456,433
Restricted cash	9,500
Accounts receivable	257,941
Prepaid expenses and other current assets	14,262
Prepaid income taxes	256,711

Total current assets	994,847

Property and equipment, net	388,453
Security deposit	84,458

Total Assets	$1,467,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$61,612
Income taxes payable	438,901
Deferred revenue	611,730

Total current liabilities	1,112,243

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized;
16,243,267 issued and outstanding	16,243
Additional paid-in capital	(55,502)
Retained earnings	394,774

Total stockholders' equity	355,515

Total Liabilities and Stockholders' Equity	$1,467,758

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Operations
For the three-month and six month periods ended June 30,
(unaudited)

	Three Month Periods		Six Month Periods
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Revenues:
Sales of software products	$16,418,139		$21,400,177
Commission income and advertising revenues	16,817	$4,152	70,334	$9,085
Total revenues	16,434,956	4,152	21,470,511	9,085

Expenses:
Marketing and selling	66,804	2,528,703	240,869	6,572,044
General and administrative	730,843	2,912,786	1,523,592	3,304,056
Depreciation and amortization	40,262	21,756	80,523	43,512

Total expenses	837,909	5,463,245	1,844,984	9,919,612

Operating income (loss)	15,597,047	(5,459,093)	19,625,527	(9,910,527)
Other income	238		238	484
Interest income	3,895	8,057	7,546	8,649

Income (loss) before income tax provision	15,601,180	(5,451,036)	19,633,311	(9,901,394)
Income tax provision	7,159,001	148,090	8,936,167	153,363

Net income (loss)	$8,442,179	$(5,599,126)	$10,697,144	$(10,054,757)

Basic net income/(loss) per common share	$0.52	$(0.38)	$0.68	$(0.69)
Diluted net income/(loss) per common share	$0.52	$(0.38)	$0.67	$(0.69)

Weighted average shares outstanding:
Basic	16,243,267	14,650,001	15,838,007	14,650,001
Diluted	16,258,443	14,650,001	15,847,798	14,650,001

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statement of Changes in Stockholders’ Equity (Capital Deficit)
For the six-month period ended June 30, 2005

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock
	Shares	Par value	Capital	Deficit)	Shares	Amount	Total

Balance - December 31, 2004	14,838,198	$14,838	$74,048	$(10,302,370)	(188,197)	$(4,660)	$(10,218,144)

Shares redeemed in connection with
repayment of loan by shareholder
on February 15, 2005					(61,743)	(123,485)	(123,485)

Shares deemed issued in connection
with Maxi Group, Inc. merger
on February 16, 2005	1,655,009	1,655	(1,655)

Shares of Treasury Stock cancelled
on March 8, 2005	(249,940)	(250)	(127,895)		249,940	128,145

Net income for the six-month period				10,697,144			10,697,144

Balance - June 30, 2005 (unaudited)	16,243,267	$16,243	$(55,502)	$394,774	-	$-	$355,515

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Cash Flows
For the six-month periods ended June 30,
(unaudited)

	2005	2004

Cash flows from operating activities:
Net Income (loss)	$10,697,144	$(10,054,756)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Interest income on officer’s loan	(819)
Depreciation and amortization	80,523	43,512
Changes in:
Restricted cash	995,140	(317,196)
Accounts receivable	(245,000)	292,569
Prepaid expenses and other current assets	139,140	(61,979)
Deferred tax asset	8,495,000
Accounts payable and accrued expenses	(202,968)	(155,089)
Income taxes payable	438,901
Deferred revenue	(20,552,839)	12,746,458

Net cash (used in) provided by operating activities	(155,778)	2,493,519

Cash flows from investing activities:
Purchase of property and equipment	(3,523)	(348,523)

Cash flows from financing activities:
Repayment of loans by shareholders and related parties		12,350
Repayment of bank overdraft		(58,007)

Net cash used in financing activities		(45,657)

Net (decrease) increase in cash and cash equivalents	(159,301)	2,099,339
Cash and cash equivalents - beginning of period	615,734	-

Cash and cash equivalents - end of period	$456,433	$2,099,339

Non-cash transaction:
Common shares redeemed in connection with repayment of loan and interest by shareholder	$123,485

See notes to condensed financial statements.

Enigma Software Group, Inc.
Notes to Condensed Financial Statements
For the six-month period ended June 30, 2005
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

The Company has not generated sufficient cash flows from revenues during the six months ended June 30, 2005 to fund its operations (see Note C-1). In June and July of 2005 the Company reduced its work force, and its executive officers have made salary concessions. Management believes that the Company will be able to meet its obligations as they come due, as well as budgeted working capital requirements for its planned activities, through June 30, 2006. In the event that the Company’s operations generate increased cash outflows, management will attempt to reduce discretionary costs and will attempt to raise capital through debt or equity financing.

Note B - Reverse merger

Maxi Group, Inc. (“Maxi”), a non-operating public company, was incorporated on June 17, 1986 in the State of Nevada. On December 29, 2004, Maxi entered into a Share Exchange Agreement (the "Acquisition Agreement") with Adorons.com, Inc. (formerly known as Enigma Software Group, Inc.) a closely-held, Delaware corporation which commenced operations in 1999 (“Adorons”). Adorons was a developer of an Internet-based search network and downloadable security software products designed to give customers instant access to information on the web and control over the programs installed on their computers in an automated and easy-to-use way, thereby enhancing transparency and user-control.

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

The 14,588,258 shares of common stock represented approximately 89.81% of the ownership interests in Maxi. The Exchange, which resulted in the stockholders of Adorons getting control of Maxi, represented a recapitalization of Maxi, or a "reverse merger" rather than a business combination. As a non-operating company, the assets and liabilities of Maxi were not material to the reverse merger. For accounting purposes, Adorons was considered to be an acquirer in the reverse acquisition transaction and, consequently, the financial statements are the historical financial statements of Adorons and the reverse merger has been treated as a recapitalization of Adorons. Additionally, on February 16, 2005 MAXI issued 135,000 shares of common stock to a related party for the assumption of certain liabilities that amounted to approximately $46,000.

On April 14, 2005, Maxi completed a reincorporation merger to the state of Delaware and changed its name to Enigma Software Group, Inc. On May 17, 2005, Adorons merged into its parent company, Enigma Software Group, Inc., and ceased to exist as a separate company. Henceforth, Enigma Software Group, Inc. (“Enigma”) is defined as the Company.

Note C - Selected Significant Accounting Policies

[1] Revenue recognition:

With respect to license fees generated from the sales of downloadable security software products, the Company recognizes revenues in accordance with SOP No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance for recognizing revenues related to sales by software vendors. The Company sells its SpyHunterTM software ("SpyHunter") over the Internet. Customers order the product and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company licenses the customer to download SpyHunter over the Internet. As part of the sales price, the Company provides post-contract customer support ("PCS") which consists primarily of e-mail support and free updates to its SpyHunter software, as and when such updates are available. The sales of software arrangements by the Company are considered to be multiple deliverables. In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements based on vendor-specific objective evidence ("VSOE") of fair value.

In connection with the issuance of SpyHunter 2.0, which was released in late January 2005, the Company announced to all of its existing customers that as of March 10, 2005, the Company would no longer support and/or provide updates to its SpyHunter software issued prior to the introduction of SpyHunter 2.0 (“SpyHunter 1 series”) and the Company ceased to offer the SpyHunter 1 series, for which PCS had been provided for an indefinite period. As an incentive to purchase the recently released SpyHunter 2.0, the Company offered this new software to its existing customers free of charge for a period of 90 days. Since VSOE did not exist for the allocation of revenue to the various elements of the SpyHunter 1 series arrangement, the Company had deferred all revenue from such arrangements. However, with the discontinuance of the SpyHunter 1 series, the Company began to recognize its deferred revenue related to the SpyHunter 1 series, beginning March 11, 2005, ratably over a period of 90 days. Accordingly, the Company has recognized as revenue during the first two quarters of 2005, all sales from its SpyHunter 1 series software, while no additional cash has been received during that period, in connection with these sales. The revenue recognized during the three and six month periods ended June 30, 2005 from such sales was approximately $16,312,000 and $21,275,000, respectively.

SpyHunter 2.0 provides for twelve months of post-contract customer support and updates, if any. Accordingly, the Company recognizes revenue from sales of SpyHunter 2.0 ratably over the 12-month period subsequent to each sale of SpyHunter 2.0. The Company considers revenue from SpyHunter 2.0 sales to be attributable to the service element. Similarly, the Company recognizes revenues from sales of its AdoronsTM Easy Security (previously known as AdoronsTM Anonymous Surfing)  software ratably over the 12-month period subsequent to each sale. The Company considers revenue from the sales of this product to be attributable to the service element as well. The revenue recognized during the three and six month periods ended June 30, 2005 from such sales was approximately $106,000 and $125,000, respectively.

With respect to commission income, the Company recognizes such revenue at the time of delivery of the product or the service for which the commission is earned; and with respect to on-line advertising, at the time the advertising revenue is generated as determined by the consumer’s click-through to the advertiser’s website.

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

[3] Stock-based compensation

The Company records compensation expense for its stock-based employee compensation plans in accordance with the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. The Company’s options are issued with a strike price equal to the market price of the underlying stock at date of grant and, accordingly, no compensation cost has been recognized for its stock option plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004)”). SFAS 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123 (revised 2004) requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 are restated. SFAS 123 (revised 2004) is effective, for the Company, as of January 1, 2006, with early adoption permitted.

The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 (revised 2004) to stock-based employee compensation:

	Three months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$8,442,179	$(5,599,126)	$10,697,144	$(10,054,757)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	18,076	-	18,809	-
Pro forma net income (loss)	$8,424,103	$(5,599,126)	$10,678,345	$(10,054,757)
Earnings (loss) per share:
As reported:
Basic	$0.52	$(0.38)	$0.68	$(0.69)
Diluted	$0.52	$(0.38)	$0.67	$(0.69)
Pro forma:
Basic	$0.52	$(0.38)	$0.67	$(0.69)
Diluted	$0.52	$(0.38)	$0.67	$(0.69)

[4] Earnings per share:

Basic earnings per share is computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the three and six month periods ended June 30, 2005, diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method.

Note D - Restricted Cash

Under a credit card processing agreement with a financial institution, which agreement was terminated as of December 31, 2004, the Company had been required to maintain a security reserve deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of December 31, 2004, March 31, 2005, and June 30, 2005, it was $1,004,640, $50,000 and $9,500, respectively. During the three-month period ended March 31, 2005, approximately $950,000 had been released to the Company and during the three-month period ended June 30, 2005, an additional approximate $40,000 had been released to the Company. As a result, approximately $990,000 has been reflected in net cash provided by operating activities for the six-month period ended June 30, 2005, with the result that net cash used in operating activities for the six months ended June 30, 2005 was $155,778.

Note E - Stockholders’ equity

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

Note G - Stock Option Plan

During the six months ended June 30, 2005, the Company granted options, under the 2005 Stock Option and Grant Plan, to employees, a non-employee director and consultants to purchase an aggregate of 1,257,595 shares of the Company’s common stock at exercise prices ranging from $1.10-$1.26. The options vest over periods of up to three years. Subsequent to the granting of the options, eight employees were terminated by the Company and their unvested options were terminated. As a result, option grants for 153,346 shares were terminated and the total number of options outstanding at June 30, 2005 was 1,104,249.

The fair value of each option was estimated as of the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 90%; risk-free interest rates ranging from 3.91% to 4.00%; and expected lives of five years from the date of grant. For the three and six month periods ended June 30, 2005, the Company recorded a $1,305 charge to earnings for the fair value of those options issued for consulting services, which had vested as of June 30, 2005.

Note H - Profit Sharing Plan

During 2004, the Company adopted a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"). The 401(k) Plan became effective on May 1, 2004. Eligible employees are able to make contributions to the 401(k) Plan, which are matched by the Company at the rate of 50% of the first $10,000 of an individual employee's contribution. The Company's contribution to the 401(k) Plan for the three and six-month periods ended June 30, 2005 was $41,334 and $55,218, respectively.

Note I - Related Party Transaction

During 2004, the Company loaned $120,000 to its Chief Executive Officer, who is also one of the Company’s founders as well as a stockholder. This loan, including interest at market rates, was repaid prior to the completion of the reverse merger, by the redemption and cancellation of 21,840 shares of Adorons’ common stock owned by that individual. This redemption and cancellation of shares is presented in the Statement of Changes in Stockholders Equity as 61,743 shares, which is the number of newly issued common shares of Maxi that this individual would have received in connection with the Exchange.

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

Risk Factors

Our financial condition, business, operation, and prospects involve a high degree of risk. You should carefully read and consider the risks and uncertainties described in the Company’s Form 10-QSB filing for the three month period ended March 31, 2005, as well as the information contained in this report before deciding to invest in our company. If any of the risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means that our investors and stockholders could lose all or a part of their investment.

Additional Information

We are obligated to file reports with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC. The address of that site is http://www.sec.gov.

General Discussion on Results of Operations and Analysis of Financial Condition

For the three-month and six-month periods ended June 30, 2005 and 2004

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the three-month and six-month periods ended June 30, 2005 and 2004, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

We are a developer of Internet-based systems and downloadable security software products designed to give our customers instant access to information on the web and control over the programs installed on their computers in an automated and easy to use way, thereby enhancing transparency and user control. Our business strategy is to leverage our knowledge of internet marketing, as well as our existing base of more than 700,000 users, to further develop our Adorons Internet Search Engine Product in an effort to develop on-line advertising revenues, as well as to continue to develop Internet software products that further the values on which the Internet is based. Our consumer software product line is focused on delivering Internet privacy and security to individual users, homes, offices, and small businesses. Sales of SpyHunterTM (“SpyHunter”) commenced in June 2003. Commencing in late January 2005, we began to license a new and improved product, SpyHunter 2.0, as well as a product known as AdoronsTM Easy Security (previously known as AdoronsTMAnonymous Surfing).

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

Specifically, we recognize revenues in accordance with SOP No. 97-2 “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These statements of position provide guidance for recognizing revenues related to sales by software vendors. We sell our software products over the Internet. Customers order the product and simultaneously provide their credit card information to us. Upon receipt of authorization from the credit card issuer, the customer downloads the products over the Internet. As part of the sales price of $29.99, we provide post-contract customer support (“PCS”) consisting primarily of e-mail support and free updates to our software products as and when such updates are available.

For sales of SpyHunter 1 series that occurred during the years ended December 31, 2003 and 2004, as well as during the month of January 2005, this PCS was provided for an indefinite period into the future. However, with the introduction at the end of January 2005 of our new and improved product, SpyHunter 2.0, as well as Adorons, PCS is limited to one year from the date of purchase. Licensees of the SpyHunter 1 series were provided with PCS up until March 10, 2005, from which point forward we no longer support that product.

Our sales of software arrangements are considered to be multiple deliverables. In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements based on vendor specific objective evidence (“VSOE”) of fair value. On all sales of SpyHunter 1 series which occurred from June 2003 through January 2005, VSOE did not exist for the allocation of revenue to the various elements of the arrangement. As a result, we deferred all revenue from these arrangements. This deferred revenue totaled $21,270,075; and consisted of $6,318,482 deferred for the year ended December 31, 2003, $14,846,087 for the year ended December 31, 2004 and $105,506 for the month of January 2005.

We informed all of our customers that as of March 10, 2005, we would no longer support or provide updates to the SpyHunter 1 series software and we offered SpyHunter 2.0 to existing customers free of charge for a period of 90 days. Accordingly, we have recognized as revenue, all proceeds from the sales of SpyHunter 1 series that occurred from June 2003 through January 2005, ($21,270,075) during the 90 day period March 11, 2005 through June 10, 2005, at the daily rate of 1/90 of the total deferred revenues.

With respect to sales of SpyHunter 2.0 and Adorons Easy Security, which have PCS limited to one year after the sale, VSOE does exist for the allocation of revenue to the various elements of the arrangement, as we consider the revenue from such sales to be attributable to the service element. Accordingly, we recognize the license fees from these products during the 12-month period immediately subsequent to the sale. During the six-month period ended June 30, 2005, the amount of revenue so recognized was $130,102 on sales of $860,279.

Customers are also able to order a CD version of, and an extended download service for, SpyHunter 2.0, in which case we earn commission income, all of which is recognized at the time of delivery of the product or service; as is any commission income that we earn on sales of other companies products or from on-line advertising of such products on our various websites.

Reserves for Product Returns

Our policy with respect to product returns is spelled out in our End User License Agreement (“EULA”), which states “…products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis.” As of June 30, 2005, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept a greater or fewer number of products for return.

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

Results of Operations For the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004

Overview

Our goals for the past two and one-half years were to launch SpyHunter, generate significant licensing fees and continue to build on that success by generating even greater licensing fees. We were successful in accomplishing these goals, but as discussed above, all of the revenue associated with the SpyHunter 1 series had been deferred while the cash was received and used over that period to support our operations. Therefore, all of our deferred revenue reported for the prior two years, approximately $21.1 million, was realized and recorded as non-recurring revenue during the first and second quarters of the current year, without any cash flow effect. Our business plan going forward is to continue to develop both Internet software products and services for consumers in order to establish recurring subscription revenue as well as to drive visitor traffic to our Adorons website.

Revenues

For the three-month period ended June 30, 2005, revenues from the sales of software products totaled $16,418,139, consisting of the non-cash recognition of deferred revenue from sales of the SpyHunter 1 series of approximately $16,300,000 (the cash generated by these license fees having all been received during the years ended December 31, 2003, 2004 and the month of January 2005 and used to support operations of those years and period, respectively); and approximately $106,000 of revenue recognized from sales of SpyHunter 2.0 and Adorons Easy Security. Also for the three-months ended June 30, 2005, commission income and advertising revenues was $16,817. For the comparable prior year period, the revenue reported was $4,152 of commission income and advertising revenue.

For the six-month period ended June 30, 2005, revenues from the sales of software products totaled $21,400,177 consisting of the non-cash recognition of deferred revenue from sales of the SpyHunter 1 series of approximately $21,300,000 (the cash generated by these license fees having all been received during the years ended December 31, 2003, 2004 and the month of January 2005 and used to support operations of those years and period, respectively); and approximately $125,000 of revenue recognized from sales of SpyHunter 2.0 and Adorons Easy Security. Also for the six-months ended June 30, 2005, commission income and advertising revenues totaled $70,334. For the comparable prior year period, the revenue reported was $9,085 of commission income and advertising revenue.

There were no revenues reported from sales of software products for the three-month and six-month periods ended June 30, 2004 reflecting the deferral of 100% of such revenue in connection with the application of our revenue recognition policy.

Expenses

Expenses for the three month periods ended June 30, 2005 and 2004 were $837,909 and $5,463,245, respectively. For the six month periods ended June 30, 2005 and 2004 expenses were $1,844,984 and $9,919,612, respectively.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Marketing and selling	$66,804	$2,528,703	$240,869	$6,572,044
General and administrative	730,843	2,912,786	1,523,592	3,304,056
Depreciation and amortization	40,262	21,756	80,523	43,512
Total expenses	$837,909	$5,463,245	$1,844,984	$9,919,612

For the three and six month periods ended June 30, 2005, marketing and selling expense declined by approximately $2.5 million and $6.3 million or by 97% and 96%, respectively, from that of the comparable prior year periods, reflecting the substantial decline in actual sales. Marketing and selling expenses are expensed as incurred and directly relate to the level of sales activity as opposed to the revenue reported for the period, which may be deferred, as discussed above. Actual sales of software products declined for the three and six month periods as compared to the prior year comparable periods by approximately $4.6 million and $11.9 million, or 90% and 93%, respectively, as anti-spyware products became accessible to consumers as part of bundled software products offered by other software vendors, and as SpyHunter reached maturity in its product life-cycle.

For the three and six month periods ended June 30, 2005, general and administrative expenses declined by approximately $2.2 million and $1.8 million, or 75% and 54%, respectively, principally due to a decrease in compensation and benefit expense of $2.1 million for the three and six month periods. During the second quarter of 2004, approximately $2.2 million in bonuses were paid out, while there was no such comparable expense during the second quarter of 2005. This decrease was partially offset by higher professional fees incurred in connection with the merger transaction, during the three and six month periods ended June 30, 2005.

Net Income (Loss)

As a result of the foregoing and after accounting for other income, interest income, and income tax provisions, net income amounted to approximately $8.4 million for the three-months ended June 30, 2005 as compared to a net loss of approximately $5.6 million for the three-month period ended June 30, 2004. For the six month period ended June 30, 2005, net income was approximately $10.7 million, compared to a net loss of approximately $10.1 million for the six month period ended June 30, 2004.

Liquidity and Capital Resources For the Six-Month Periods Ended June 30, 2005 and 2004

At June 30, 2005, we had cash and cash equivalents of $456,433 as well as restricted cash of $9,500. This compares unfavorably to cash and cash equivalents of $615,734 and restricted cash of $1,004,640 at December 31, 2004; and cash and cash equivalents of approximately $2.1 million and restricted cash of approximately $1.0 million at June 30, 2004.

Net cash used in operating activities for the six-months ended June 30, 2005 was approximately $156,000 and reflects the release of approximately $990,000 from restricted cash, without which we would have reported approximately $1,146,000 of net cash used in operating activities. For the six-month period ended June 30, 2004, although 100% of our revenue was deferred in accordance with our accounting policy, net cash provided by operating activities was approximately $2.5 million.

This decrease in operating cash flow as compared to the prior year reflects a decline in sales of our software products and our strategic shift to broaden our business by developing an Internet-based search network. Because our business is evolving and changing, our operating cash flow may continue to suffer, and past operations are not a good gauge for anticipating future operations. Advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns, and this could impact negatively on our operating cash flow as we attempt to develop this source of revenue. In the meantime we will continue to incur operating expenses, principally compensation, occupancy and telecommunications costs as well as legal, auditing and other ancillary costs associated with being a public company. If we are not able to generate positive cash flow from operations, or to attract additional equity financing or debt financing, we will be required to further reduce our cash balances, which may lead to a liquidity crisis in the months ahead.

Net cash used in investing activities for the six-months ended June 30, 2005 was $3,523, as compared to $348,523 used in investing activities for the six-months ended June 30, 2004. Acquisitions of computer equipment, accounted for the major portion of these investing activities in 2004. We anticipate that cash used in investing activities for the remainder of the year will be negligible.

Cash used in financing activities for the six-month periods ended June 30, 2005 and 2004, was $0 and $45,657, respectively.

During the six-months ended June 30, 2005, we used net cash of approximately $1,100,000, which equated to an average monthly cash outflow of approximately $192,000; while during the twelve-month period from June 30, 2004 to June 30, 2005, we used net cash of approximately $2,600,000, which equated to an average monthly cash outflow of approximately $220,000. During June and July 2005, we reduced our prospective overhead costs by eliminating 8 staff positions and will use outsourcing to third party providers to the extent required. In addition, the executive officers of the Company have taken salary reductions averaging 25%. We continue to review all general and administrative expenses with the expectation of additional cost savings. We anticipate that the gross annual cost savings for salary and benefits from the aforesaid actions, before outsourcing, will be approximately $600,000, on a pre-tax basis, or approximately $50,000 per month. All costs associated with this reduction in staff were recognized in the second quarter of 2005.

Going forward, we believe that we will be able to achieve sufficient financial resources to fund our operations through June 30, 2006, due to the level of sales expected for the remainder of the fiscal year and the first six months of the following fiscal year, as well as our potential ability to obtain equity or debt funding. However, due to the nature of our business and the capital markets, there is no assurance that we will achieve the level of sales expected or obtain equity or debt funding during such period.

Item 3. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

__________
** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENIGMA SOFTWARE GROUP, INC.

Date: August 12, 2005	By:	/s/ Alvin Estevez
Alvin Estevez, President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer