Form 10QSB
period 2005-09-30
ENIGMA SOFTWARE GROUP, INC
filed 2005-11-10
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period and nine-month period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 33-08070-LA

ENIGMA SOFTWARE GROUP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2675930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,243,267 shares of Common Stock, $0.001 par value, outstanding as of November 7, 2005.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

ENIGMA SOFTWARE GROUP, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION		3

Item 1. Condensed Financial Statements		3

	Condensed Balance Sheet at September 30, 2005 (unaudited)	3

	Condensed Statements of Operations for the three-month periods and the nine-month periods ended September 30, 2005 and 2004 (unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity (Capital Deficit) for the nine-month period ended September 30, 2005 (unaudited)	5

	Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation		11

Item 3. Controls and Procedures		27

PART II. OTHER INFORMATION		28

Item 1.	Legal Proceedings
Item 2.	Unregistered Shares of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES		29

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Enigma Software Group, Inc.
Condensed Balance Sheet
September 30, 2005
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$442,626
Accounts receivable	162,875
Tax refund receivable	240,615
Prepaid expenses and other current assets	39,318

Total current assets	885,434

Property and equipment, net	353,788
Security deposit	84,458

Total Assets	$1,323,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$69,813
Income taxes payable	397,368
Deferred revenue	698,294

Total current liabilities	1,165,475

Commitments and contingencies

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized; 16,243,267 issued and outstanding	16,243
Additional paid-in capital	(55,502)
Retained earnings	197,464

Total stockholders' equity	158,205

Total Liabilities and Stockholders' Equity	$1,323,680

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Operations
For the three-month and nine month periods ended September 30,
(unaudited)

	Three Month Periods		Nine Month Periods
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Revenues:
Sales of software products	$231,256		$21,631,433
Commission income and advertising revenues	19,491	$2,298	89,825	$11,383
Total revenues	250,747	2,298	21,721,258	11,383

Expenses:
Marketing and selling	42,583	763,701	283,452	7,335,745
General and administrative	408,642	726,484	1,932,234	4,030,540
Depreciation and amortization	40,261	21,756	120,784	65,268

Total costs and expenses	491,486	1,511,941	2,336,470	11,431,553

Operating income (loss)	(240,739)	(1,509,643)	19,384,788	(11,420,170)
Other income		5,255	238	5,739
Interest income	2,427	4,837	9,973	13,486

Income (loss) before income tax provision	(238,312)	(1,499,551)	19,394,999	(11,400,945)
Income tax (benefit) provision	(41,002)	72,284	8,895,165	225,647

Net (loss) income	$(197,310)	$(1,571,835)	$10,499,834	$(11,626,592)

Basic net (loss)/income per common share	$(0.01)	$(0.11)	$0.66	$(0.79)
Diluted net (loss)/income per common share	$(0.01)	$(0.11)	$0.66	$(0.79)

Weighted average shares outstanding:
Basic	16,243,267	14,650,001	15,974,578	14,650,001
Diluted	16,243,267	14,650,001	15,974,578	14,650,001

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statement of Changes in Stockholders’ Equity (Capital Deficit)
For the nine-month period ended September 30, 2005

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock
	Shares	Par value	Capital	Deficit)	Shares	Amount	Total

Balance - December 31, 2004	14,838,198	$14,838	$74,048	$(10,302,370)	(188,197)	$(4,660)	$(10,218,144)

Shares redeemed in connection with repayment of loan by shareholder on February 15, 2005					(61,743)	(123,485)	(123,485)

Shares deemed issued in connection with Maxi Group, Inc. merger on February 16, 2005	1,655,009	1,655	(1,655)

Shares of Treasury Stock cancelled on March 8, 2005	(249,940)	(250)	(127,895)		249,940	128,145

Net income for the nine-month period				10,499,834			10,499,834

Balance - September 30, 2005 (unaudited)	16,243,267	$16,243	$(55,502)	$197,464	-	$-	$158,205

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Cash Flows
For the nine-month periods ended September 30,
(unaudited)

	2005	2004
Cash flows from operating activities:
Net Income (loss)	$10,499,834	$(11,626,592)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest income on officer’s loan	(819)
Depreciation and amortization	120,784	65,268
Write off of excess property & equipment, net	4,446
Changes in:
Restricted cash	1,004,640	(885,745)
Accounts receivable	(149,934)	292,569
Prepaid expenses and other current assets	130,180	(11,222)
Security Deposit		(73,202)
Deferred tax asset	8,495,000
Accounts payable and accrued expenses	(194,767)	(163,032)
Income taxes payable	397,368
Deferred revenue	(20,466,275)	14,601,337

Net cash (used in) provided by operating activities	(159,543)	2,199,381

Cash flows from investing activities:
Purchase of property and equipment	(13,808)	(348,523)
Proceeds from disposition of property and equipment	243	-

Net cash used in investing activities	(13,565)	(348,523)

Cash flows from financing activities:
Loans to shareholders and related parties net of repayment		(107,650)
Repayment of bank overdraft		(58,007)

Net cash used in financing activities		(165,657)

Net (decrease)/increase in cash and cash equivalents	(173,108)	1,685,201
Cash and cash equivalents - beginning of period	615,734	-

Cash and cash equivalents - end of period	$442,626	$1,685,201

Non-cash transaction:
Common shares redeemed in connection with repayment of loan and interest by shareholder	$123,485

See notes to condensed financial statements.

Enigma Software Group, Inc.

Notes to Condensed Financial Statements
For the nine-month period ended September 30, 2005
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

The Company has not generated sufficient cash flows from revenues during the nine months ended September 30, 2005 to fund its operations (see Note C-1). In June and July of 2005 the Company reduced its work force, and its executive officers have allowed the Company to defer a portion of their salary payments until such time as the Company is cash flow positive operationally. Management believes that the Company will be able to meet its obligations as they come due, as well as budgeted working capital requirements for its planned activities, through September 30, 2006. In the event that the Company’s operations continue to generate increased cash outflows, management will attempt to further reduce discretionary costs and will attempt to raise capital through debt or equity financing.

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

Pursuant to the terms of the Acquisition Agreement, which closed on February 16, 2005, Maxi acquired substantially all of the issued and outstanding capital stock of Adorons, in exchange for 14,158,953 newly issued shares of Maxi's common stock (the "Exchange"). In addition, Maxi acquired for $50,000, 97,633,798 shares of its common stock from certain of its stockholders prior to the Exchange, which shares were canceled on February 16, 2005. Three stockholders of Adorons, who held 151,858 shares of common stock, did not exchange their shares for Maxi common stock at the time of the Exchange. However, on April 8, 2005, these stockholders did exchange all of their shares for 429,305 shares of Maxi common stock. For reporting purposes, these shares are considered to have been exchanged as of February 16, 2005.

The 14,588,258 shares of common stock represented approximately 89.81% of the ownership interests in Maxi. The Exchange, which resulted in the stockholders of Adorons obtaining control of Maxi, represented a recapitalization of Maxi, or a "reverse merger" rather than a business combination. As a non-operating company, the assets and liabilities of Maxi were not material to the reverse merger. For accounting purposes, Adorons was considered to be an acquirer in the reverse acquisition transaction and, consequently, the financial statements are the historical financial statements of Adorons and the reverse merger has been treated as a recapitalization of Adorons. Additionally, on February 16, 2005, Maxi issued 135,000 shares of common stock to a related party for the assumption of certain liabilities that amounted to approximately $46,000.

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

In connection with the issuance of SpyHunter 2.0, which was released in late January 2005, the Company announced to all of its existing customers that as of March 10, 2005, the Company would no longer support and/or provide updates to its SpyHunter software issued prior to the introduction of SpyHunter 2.0 (“SpyHunter 1 series”) and the Company ceased to offer the SpyHunter 1 series, for which PCS had been provided for an indefinite period. As an incentive to purchase the recently released SpyHunter 2.0, the Company offered this new software to its existing customers free of charge for a period of 90 days. Since VSOE did not exist for the allocation of revenue to the various elements of the SpyHunter 1 series arrangement, the Company had deferred all revenue from such arrangements. However, with the discontinuance of the SpyHunter 1 series, the Company began to recognize its deferred revenue related to the SpyHunter 1 series, beginning March 11, 2005, ratably over a period of 90 days. Accordingly, the Company has recognized as revenue during the first six months of 2005, all sales from its SpyHunter 1 series software, while no additional cash has been received during that period, in connection with these sales. The revenue recognized during the six month period ended June 30, 2005 from such sales was approximately $21,275,000, which amount represents all revenue from the sales of SpyHunter 1 series software.

SpyHunter 2.0 provides for twelve months of post-contract customer support and updates, if any. Accordingly, the Company recognizes revenue from sales of SpyHunter 2.0 ratably over the 12-month period subsequent to each sale of SpyHunter 2.0. The Company considers revenue from SpyHunter 2.0 sales to be attributable to the service element. Similarly, the Company recognizes revenues from sales of its AdoronsTM Easy Security (previously known as AdoronsTM Anonymous Surfing)  software ratably over the 12-month period subsequent to each sale. The Company considers revenue from the sales of this product to be attributable to the service element as well. During the three month period ended September 30, 2005, the revenue recognized from such sales was approximately $231,000 accounting for all of the Company’s sales of software products for that period. During the nine month period ended September 30, 2005, the revenue recognized from such sales was approximately $356,000, representing approximately 2% of the Company’s sales of software products for that period.

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

[3] Stock-based compensation

The Company records compensation expense for its stock-based employee compensation plans in accordance with the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. The Company’s options are issued with a strike price equal to the market price of the underlying stock at date of grant and, accordingly, no compensation cost has been recognized for its stock option plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004”). SFAS 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123 (revised 2004) requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 are restated. SFAS 123 (revised 2004) is effective, for the Company, as of January 1, 2006, with early adoption permitted.

The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 (revised 2004) to stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net (loss) income, as reported	$(197,310)	$(1,571,835)	$10,499,834	$(11,626,592)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	31,884	-	50,026	-
Pro forma net (loss) income	$(229,194)	$(1,571,835)	$10,449,808	$(11,626,592)
(Loss) earnings per share:
As reported:
Basic	$(0.01)	$(0.11)	$0.66	$(0.79)
Diluted	$(0.01)	$(0.11)	$0.66	$(0.79)
Pro forma:
Basic	$(0.01)	$(0.11)	$0.66	$(0.79)
Diluted	$(0.01)	$(0.11)	$0.66	$(0.79)

[4] Earnings per share:

Basic earnings per share is computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the three and nine month periods ended September 30, 2005, diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method.

Note D - Restricted Cash

Under a credit card processing agreement with a financial institution, which was terminated as of December 31, 2004, the Company had been required to maintain a security reserve deposit as collateral. The amount of the deposit was at the discretion of the financial institution and as of December 31, 2004, and June 30, 2005, it was $1,004,640 and $9,500, respectively. During the six-month period ended June 30, 2005, approximately $990,000 had been released to the Company and during the three-month period ended September 30, 2005, an additional approximate $15,000 had been released to the Company. As a result, $1,004,640 has been reflected in net cash provided by operating activities for the nine-month period ended September 30, 2005, with the result that net cash used in operating activities for the nine months ended September 30, 2005 was $159,543.

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

Note G - Stock Option Plan

During the nine months ended September 30, 2005, the Company granted options, under the 2005 Stock Option and Grant Plan (the”Stock Option Plan”), to employees, a non-employee director and consultants to purchase an aggregate of 1,257,595 shares of the Company’s common stock at exercise prices ranging from $1.10-$1.26. The options vest over periods of up to three years. Subsequent to the granting of the options, nine employees were terminated by the Company and their unvested options were terminated. As a result, option grants for 198,538 shares were cancelled and returned to the Stock Option Plan, and the total number of options outstanding at September 30, 2005 was 1,059,057.

The fair value of each option was estimated as of the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 90%; risk-free interest rates ranging from 3.91% to 4.00%; and expected lives of five years from the date of grant. For the three and nine month periods ended September 30, 2005, the Company recorded an expense of $1,305 for the fair value of those options issued for consulting services, which had vested as of September 30, 2005.

Note H - Profit Sharing Plan

During 2004, the Company adopted a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"). The 401(k) Plan became effective on May 1, 2004. Eligible employees are able to make contributions to the 401(k) Plan, which are matched by the Company at the rate of 50% of the first $10,000 of an individual employee's contribution. The Company's contribution to the 401(k) Plan for the three and nine-month periods ended September 30, 2005 was $9,646 and $64,864, respectively.

Note I - Related Party Transaction

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

Risk Factors

Our financial condition, business, operation and prospects involve a high degree of risk. You should carefully read and consider the risks and uncertainties described below as well as the other information in this report before deciding to invest in our company. If any of the following risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means that our stockholders could lose all or a part of their investment.

Risks Related to Our Business and Industry

Our operating results may fluctuate.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

•	Our ability to compete effectively.

•	Our ability to continue to attract users to our web sites.

•	The level of use of the Internet to find information.

•	Our ability to attract advertisers.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long term goals over short-term results.

•	The results of our investments in risky projects.

•	General economic conditions and those economic conditions specific to the Internet and Internet advertising.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	The success of our geographical and product expansion.

•	Our ability to attract, motivate and retain top-quality employees.

•	Foreign, federal, state or local government regulation that could impede our ability to post ads for various industries.

•	Our ability to upgrade and develop our systems, infrastructure and products.

•	New technologies or services that block the ads we deliver and user adoption of these technologies.

•	The costs and results of litigation that we face.

•	Our ability to protect our intellectual property rights.

•	Our ability to realize revenue from agreements under which we guarantee minimum payments.

•	Our ability to manage activities that violate our terms of services, such as software piracy.

•	Our ability to successfully integrate and manage our acquisitions.

•	Geopolitical events such as war, threat of war or terrorist actions.

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

There are a number of emerging initiatives in the computer software industry. Legislation such as the SPYACT, or other legislation originally proposed in California and Massachusetts, would make it extremely difficult for contextual marketing companies to operate or would prohibit the aspects of the service that uses computers to match advertisements to the content on a user’s machine. In addition, several states, such as Utah and Pennsylvania, passed laws to protect users from Spyware, but these laws were almost immediately repealed as they would stifle innovation and prevent most existing companies from conducting business in those states. We may face risks from legislation that could be passed in the future.

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

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and we may be unable to compete effectively. Any of these results could harm our brand and operating results.

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

Several other federal laws could have an impact on our business. Compliance with these laws and regulations is complex and may impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Any failure on our part to comply with these regulations may subject us to additional liabilities.

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

Our performance is largely dependent on the talents and efforts of highly-skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly-skilled personnel for all areas of our organization; as well as to identify, contract with, motivate and retain contract personnel on an outsourced basis, for special projects. Competition in our industry for qualified employees is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees and to retain contract personnel.

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

Colorado Stark, our Executive Chairman, and Alvin Estevez, our President and Chief Executive Officer (“CEO”), currently provide leadership as a team. Our Executive Chairman and CEO provide general supervision, direction, and control, subject to the control of the board of directors. As a result, they tend to operate collectively and to consult extensively with each other before significant decisions relating to all aspects of our operations are made. This may slow the decision-making process, and a disagreement among these individuals could prevent key strategic decisions from being made in a timely manner. If our two founders are unable to continue to work well together in providing cohesive leadership, our business could be harmed.

We have a short operating history and a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk of your investment.

We first derived cash from our sales of consumer software security and privacy products in 2003, all of which revenue, as well as that of 2004 and the month of January 2005, had been deferred for financial reporting purposes and was recognized in the first and second fiscal quarters of 2005, as is discussed in Notes to Condensed Financial Statements. We have not yet generated a significant amount of revenue from advertising, and we have only a short operating history with our advertising services. As a result, we have very little operating history for you to evaluate in assessing our future prospects. The internet advertising industry is an immature industry that has undergone rapid and dramatic changes in its short history. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

It has been and may continue to be expensive to obtain and maintain insurance.

We contract for insurance to cover potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get, or may not be able to acquire any insurance for certain types of business risk. This could leave us exposed to potential claims. If we were to be found liable for a significant claim in the future, our operating results could be negatively impacted.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We do not have any experience acquiring companies. We have evaluated and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Cultural challenges associated with integrating employees from the acquired company into our organization.

•	Retaining employees from the businesses we acquire.

•	The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

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

If we fail to complete our restructuring program successfully, and in particular, fail to do so in a timely and cost-effective manner, our business, financial condition and results of operation could be materially adversely affected. In connection with our restructuring efforts, we have incurred in 2003, 2004, and the first three quarters of 2005, significant operating expenditures. We have dedicated technology consultants and personnel to effect these improvements even as we maintain our current systems with other in-hose and outsourced personnel. As long as we are focused on improving our systems and business processes, we are limited in the time and resources we can dedicate to launching new products and services to meet the needs of our customers and to better compete in the marketplace. We have already experienced significant delays in the launch of our new systems which have in turn caused delays in the launch of new products or services and in upgrades of current ones. Our inability to meet the needs of our customers will affect our ability to effectively compete, to attract and retain customers and to market new products and services.

We cannot assure you that our restructuring program will achieve the goals we have set for it. The implementation of new systems is a complex process that requires communication and coordination throughout our organization and has significant execution risks. We have experienced delays in various stages of these projects and cannot assure you when or if these projects will be successfully completed. Even if our new systems architecture is launched successfully, we cannot assure you that it will enable us to increase our revenues to a significant extent and in the time frames we currently contemplate. We cannot assure you that our business will ultimately realize the additional benefits we hope to achieve from improved systems or that our new systems will not have unintended adverse impacts on our ability to service our customers and operate our business as planned.

We are transitioning from a license fee revenue model to an advertising based revenue model. There can be no assurance this new business model will be profitable.

Historically, we have derived substantially all of our revenues from license fees on SpyHunter™ (“SpyHunter”), some of which revenue has been deferred for financial reporting purposes as discussed in Notes to Condensed Financial Statements. SpyHunter Series 1 experienced a sustained, substantial decline in product sales volume over during the year ended December 31, 2004. License revenues from SpyHunter 2.0, which was introduced in late January 2005, have not attained the levels experienced by SpyHunter Series 1 in the first eight months of its product life cycle, and are expected to continue to decline and could possibly be phased out completely over the current or subsequent year. We are devoting a large portion of our financial and personnel resources to develop new Internet search products. The Company is also investing in new products that have recurring subscription revenue such as Spam filtering systems and Internet proxy services. While we believe that products and services currently under development may be well received, there can be no assurance that we will develop a product or business model that will be profitable. Previously, our product sales were non-recurring and substantially all of our reported and deferred revenue for 2003, 2004 and the first three quarters of 2005 should be deemed as a one-time and non-recurring.

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

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

Our common stock has been trading in the public market, for less than nine months. To date, trading volume has been very light, as approximately 90% of our outstanding shares are unregistered, and cannot yet be traded. We cannot predict the extent to which a trading market will develop for our common stock or how liquid that market might become. The trading price of our common stock has been and is expected to continue be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Disruption to our operations.

•	The emergence of new sales channels in which we are unable to compete effectively.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board or management.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Changes in earnings estimates or recommendations by securities analysts.

•	General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

•
Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on our board of directors.

•
Our stockholders may act by written consent, provided that such consent is signed by all the shareholders entitled to vote with respect to the subject matter thereof. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders’ meeting.

•	Our articles of incorporation prohibit cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

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

You may experience dilution if we raise funds through the issuance of additional equity and/or convertible securities.

If we raise additional funds through the issuance of equity securities or convertible securities, you may experience dilution of your percentage ownership. This dilution may be substantial. In addition, these securities may have powers, preferences and rights that are senior to the holders of our common stock and may further limit our ability to pay dividends on our common stock.

Our common stock has a small public float and future sales of our common stock, may negatively affect the market price of our common stock.

As of November 7, 2005, there were 16,243,267 shares of our common stock outstanding, at a closing market price of $0.55 for a total market valuation of approximately $8.9 million. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own 12,507,150 shares of our common stock. Our common stock has a public float of approximately 1.5 million shares, which are shares in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including shares issued upon the exercise of warrants and stock options and/or conversion of preferred stock into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

There are 3,000,000 shares of our common stock reserved for issuance in connection with the potential exercise of stock options, as a result of which you may experience dilution.

On March 8, 2005, the Board of Directors adopted the 2005 Stock Option and Grant Plan (the “Stock Option Plan”), because it believes that it is important to provide a mechanism to grant stock options and other stock awards to employees, non-employee directors and consultants as an incentive, and to tie their interests closer to those of our stockholders. However, the issuance of any shares under the Stock Option Plan, which could total as much as 3,000,000 shares of our common stock, if and when issued, could potentially dilute any existing shareholder’s investment by as much as 15.6%.

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

Additional Information

We are obligated to file reports with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC. The address of that site is http://www.sec.gov.

General Discussion on Results of Operations and Analysis of Financial Condition

For the three-month and nine-month periods ended September 30, 2005 and 2004

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the three-month and nine-month periods ended September 30, 2005 and 2004, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

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

With respect to sales of SpyHunter 2.0 and Adorons Easy Security, which have PCS limited to one year after the sale, VSOE does exist for the allocation of revenue to the various elements of the arrangement, as we consider the revenue from such sales to be attributable to the service element. Accordingly, we recognize the license fees from these products during the 12-month period immediately subsequent to the sale. During the three-month and nine-month periods ended September 30, 2005, the amount of revenue so recognized was $231,256 on sales of $317,819 and $356,032 on sales of $1,054,326, respectively.

Customers are also able to order a CD version of, and an extended download service for, SpyHunter 2.0, in which case we earn commission income, all of which is recognized at the time of delivery of the product or service; as is any commission income that we earn on sales of other companies products or from on-line advertising of such products on our various websites.

Reserves for Product Returns

Our policy with respect to product returns is spelled out in our End User License Agreement (“EULA”), which states “…products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis.” As of September 30, 2005, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept a greater or fewer number of products for return.

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

Results of Operations For the Three-Month and Nine-Month Periods Ended September 30, 2005 and 2004

Overview

Our goals for the past two years and nine months were to launch SpyHunter, generate significant licensing fees and continue to build on that success by generating even greater licensing fees. We were successful in accomplishing these goals, but as discussed above, all of the revenue associated with the SpyHunter 1 series had been deferred while the cash was received and used over that period to support our operations. Therefore, all of our deferred revenue reported for the prior two years, approximately $21.1 million, was realized and recorded as non-recurring revenue during the first six months of the current year, without any cash flow effect. Our business plan going forward is to continue to develop both Internet software products and services for consumers in order to establish recurring subscription revenue as well as to drive visitor traffic to our Adorons website.

Revenues

For the three-month period ended September 30, 2005, revenues from the sales of software products were $231,256, consisting of revenue recognized from sales of SpyHunter 2.0 and Adorons Easy Security. Also, for the three-months ended September 30, 2005, commission income and advertising revenues were $19,491. For the comparable prior year period, the revenue reported was $2,298 of commission income and advertising revenue.

For the nine-month period ended September 30, 2005, revenues from the sales of software products totaled $21,631,433, consisting of the non-cash recognition of deferred revenue from sales of the SpyHunter 1 series of approximately $21,275,401 (the cash generated by these license fees having all been received during the years ended December 31, 2003, 2004 and the month of January 2005 and used to support operations of those years and period, respectively); and approximately $356,000 of revenue recognized from sales of SpyHunter 2.0 and Adorons Easy Security. Also for the nine-months ended September 30, 2005, commission income and advertising revenues totaled $89,825. For the comparable prior year period, the revenue reported was $11,383 of commission income and advertising revenue.

There were no revenues reported from sales of software products for the three-month and nine-month periods ended September 30, 2004 reflecting the deferral of 100% of such revenue in connection with the application of our revenue recognition policy.

Expenses

Expenses for the three month periods ended September 30, 2005 and 2004 were $491,486 and $1,511,941, respectively. For the nine month periods ended September 30, 2005 and 2004 expenses were $2,336,470 and $11,431,553, respectively.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Marketing and selling	$42,583	$763,701	$283,452	$7,335,745
General and administrative	408,642	726,484	1,932,234	4,030,540
Depreciation and amortization	40,261	21,756	120,784	65,268
Total expenses	$491,486	$1,511,941	$2,336,470	$11,431,553

For the three and nine month periods ended September 30, 2005, marketing and selling expense declined by approximately $721,000 and $7,052,000 or by 94% and 96%, respectively, from that of the comparable prior year periods, reflecting the substantial decline in actual sales of software products. Marketing and selling expenses are expensed as incurred and directly relate to the level of sales activity as opposed to the revenue reported for the period, which may be deferred, as discussed above. Actual sales of software products declined for the three and nine month periods as compared to the prior year comparable periods by approximately $1.1 million and $13.1 million, or 77% and 93%, respectively, as anti-spyware products became accessible to consumers as part of bundled software products offered by other software vendors, and as SpyHunter reached maturity in its product life-cycle.

For the three and nine month periods ended September 30, 2005, general and administrative expenses declined by approximately $318,000 and $2,098,000, or 44% and 52%, respectively. The decline for the three month period reflects a general decrease in most general and administrative expense elements, particularly compensation and benefits and professional fees. The decline for the nine month period was principally due to a decrease in compensation and benefits expense of $2.3 million as during the 2004 period, approximately $2.2 million in bonuses were paid out to management, while there was no such comparable expense during the 2005 period.

Net Income (Loss)

As a result of the foregoing and after accounting for interest income and income tax expense/(benefits), there was a net loss of approximately $197,000 for the three-months ended September 30, 2005 as compared to a net loss of approximately $1.6 million for the three-month period ended September 30, 2004. For the nine month period ended September 30, 2005, net income was approximately $10.5 million, compared to a net loss of approximately $11.6 million for the nine month period ended September 30, 2004.

Liquidity and Capital Resources For the Nine-Month Periods Ended September 30, 2005 and 2004

At September 30, 2005, we had cash and cash equivalents of $442,626. This compares unfavorably to cash and cash equivalents of $615,734 and restricted cash of $1,004,640 at December 31, 2004; and cash and cash equivalents of approximately $1.7 million and restricted cash of approximately $1.0 million at September 30, 2004.

Net cash used in operating activities for the nine-months ended September 30, 2005 was approximately $160,000 and reflects the release of $1,004,640 from restricted cash, without which we would have reported approximately $1,164,000 of net cash used in operating activities. For the nine-month period ended September 30, 2004, although 100% of our revenue was deferred in accordance with our accounting policy, net cash provided by operating activities was approximately $2.2 million.

This decrease in operating cash flow as compared to the prior year reflects a decline in sales of our software products and our strategic shift to broaden our business by developing an Internet-based search network. Because our business is evolving and changing, our operating cash flow may continue to suffer, and past operations are not a good gauge for anticipating future operations. Advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns, and this could negatively impact on our operating cash flow as we attempt to develop this source of revenue. In the meantime we will continue to incur operating expenses, principally compensation, occupancy and telecommunications costs as well as legal, auditing and other ancillary costs associated with being a public company. If we are not able to generate positive cash flow from operations, or to attract additional equity financing or debt financing, we will be required to further reduce our cash balances, which may lead to a liquidity crisis in the months ahead.

Net cash used in investing activities for the nine-months ended September 30, 2005 was $13,565, as compared to $348,523 used in investing activities for the nine-months ended September 30, 2004. Acquisitions of computer equipment accounted for the major portion of these investing activities in 2005 and 2004. We anticipate that cash used in investing activities for the remainder of the year will be negligible.

Cash used in financing activities for the nine-month periods ended September 30, 2005 and 2004, was $0 and $165,657, respectively.

During the nine-months ended September 30, 2005, we used actual net cash of approximately $1,164,000, ($159,543 of net cash used in operating activities plus changes in restricted cash of $1,004,640) which equated to an average monthly cash outflow of approximately $129,000. During the same period, we reduced our prospective overhead costs by eliminating 9 staff positions and began outsourcing to third party providers to the extent required. In addition, the executive officers of the Company have taken temporary salary deferrals averaging 25%. We continue to review all general and administrative expenses with the expectation of additional cost savings. We anticipate that the gross annual cost savings for salary and benefits from the aforesaid actions, before outsourcing, will be approximately $650,000, on a pre-tax basis, or approximately $54,000 per month. All costs associated with this reduction in staff were recognized in the nine-months ended September 30, 2005.

Going forward, we believe that we will be able to achieve sufficient financial resources to fund our operations through September 30, 2006, due to the level of sales expected for the remainder of the fiscal year and the first nine months of the following fiscal year, as well as our potential ability to obtain equity or debt funding. However, due to the nature of our business and the capital markets, there is no assurance that we will achieve the level of sales expected or obtain equity or debt funding during such period.

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

 None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

ENIGMA SOFTWARE GROUP, INC.

Date: November 10, 2005	By:	/s/ Alvin Estevez
Alvin Estevez, President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer