Form 10KSB
period 2005-12-31
ENIGMA SOFTWARE GROUP, INC
filed 2006-04-10
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-08070-LA

ENIGMA SOFTWARE GROUP, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-2675930
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2 Stamford Landing, Suite 100, Stamford, CT	06902
(Address of Principal Executive Offices)	(Zip Code)

(888) 360-0646
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value	Over-the-Counter Bulletin Board

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $22,022,725

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $256,580.31 as of March 31, 2006.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 16,243,267 shares of Common Stock, $0.001 par value, outstanding as of March 24, 2006.

Transitional Small Business Disclosure Format (Check One):  Yes ☐ No ☒

ENIGMA SOFTWARE GROUP, INC.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2005

PART I

Item 1. Description of Business.

Enigma Software Group, Inc. (the “Company”), is a Delaware corporation that was formed in 2005 and is the surviving corporation of a reverse takeover with Maxi Group, Inc. (“Maxi”); however, the business of the Company actually commenced in 1999. The Company develops software and Internet-based systems designed to give customers information and control over the programs installed on their computers in an automated and easy-to-use way. The Company sells and distributes its software products, which are downloadable, over the Internet. The Company’s business strategy is to develop its software products that further transparency and user control; in this, commitment to customers is paramount.

Maxi, which was a non-operating public company, was incorporated on June 17, 1986 in the State of Nevada. On December 29, 2004, Maxi entered into a Share Exchange Agreement (the "Acquisition Agreement") with Adorons.com, Inc. (formerly known as Enigma Software Group, Inc.) a closely-held, Delaware corporation which commenced operations in 1999 (“Adorons”). Adorons was a developer of an Internet-based search network and downloadable security software products designed to give customers instant access to information on the web and control over the programs installed on their computers in an automated and easy-to-use way, thereby enhancing transparency and user-control.

Pursuant to the terms of the Acquisition Agreement, which closed on February 16, 2005, Maxi acquired substantially all of the issued and outstanding capital stock of Adorons, in exchange for 14,158,953 newly issued shares of Maxi's common stock (the "Exchange"). In addition, Maxi acquired for $50,000, 97,633,798 shares of its own common stock from certain of its stockholders prior to the Exchange, which shares were canceled on February 16, 2005. Three stockholders of Adorons, who held 151,858 shares of common stock, did not exchange their shares for Maxi common stock at the time of the Exchange. However, on April 8, 2005, these stockholders did exchange all of their shares for 429,305 shares of Maxi common stock. For reporting purposes, these shares are considered to have been exchanged as of February 16, 2005.

The 14,588,258 shares of common stock represented approximately 89.81% of the ownership interests in Maxi. The Exchange, which resulted in the stockholders of Adorons obtaining control of Maxi, represented a recapitalization of Maxi, or a "reverse takeover" rather than a business combination. As a non-operating company, the assets and liabilities of Maxi were not material to the reverse takeover. For accounting purposes, Adorons was considered to be an acquirer in the reverse acquisition transaction and, consequently, the financial statements are the historical financial statements of Adorons and the reverse takeover has been treated as a recapitalization of Adorons. Additionally, on February 16, 2005, Maxi issued 135,000 shares of common stock to a related party for the assumption of certain liabilities that amounted to approximately $46,000.

On April 14, 2005, Maxi completed a reincorporation merger to the state of Delaware and changed its name to Enigma Software Group, Inc. On May 17, 2005, Adorons merged into its parent company, Enigma Software Group, Inc., and ceased to exist as a separate company. Henceforth, Enigma Software Group, Inc. (“Enigma”) is defined as the Company.

The Company presently employs seven persons on a full-time basis. However, during the year ended December 31, 2005, it had employed as many as 18 persons on a full and part-time basis. Eleven employees were terminated by the Company during the year, in an effort to reduce fixed operating costs, and some of their functions were outsourced, as well as absorbed by the remaining seven employees.

Principal Products or Services and their Markets:

The Company’s principal product is a software program marketed under the name SpyHunter™. SpyHunter is an anti-spyware software program that hunts down and removes spyware and adware from a customer’s computer. SpyHunter utilizes proprietary developed techniques to remove difficult programs that other anti-spyware programs cannot. In addition to scanning and removing spyware and adware, SpyHunter also has the ability to rapidly generate support logs and interface directly with our customer support department for new spyware threats. Spyware & adware are files that are installed on computers without the customer’s knowledge. They allow companies to monitor Internet browsing patterns, and even allow companies to inundate computers with annoying "pop up" ads. Many people are familiar with freeware, shareware, cookies, media players, interactive content, and file sharing. What they may not realize is that some of the aforementioned may contain code or components that allow the developers of these applications and tools to actually collect and disseminate information about those using them.

Adorons Easy Security is an internet security utility that functions as a browser helper object with three main features. Its primary feature is a security control which defaults at the highest level of security. While high security is good for protecting the user, it makes it impossible to interact with most websites. The user can easily reduce the security level for a website, enabling the user to access the features of that particular website. Once a user allows the computer to trust a site, it adds that site to a database of sites that the user trusts. It leaves the browser on maximum security for any site for which the user has not agreed to lower security. Secondly, it offers a deletion utility that, with the touch of one button, will remove temporary internet files, browser history, and other evidence of online activity. Anonymous browsing is the third main feature. Anonymous browsing allows the user to view the internet through a proxy which will prevent that website from knowing the IP address of the user. Enigma sells a one year license for for Adorons Easy Security for $29.99. Adorons Firewall, which is currently being offered as a bundle with Adorons Easy Security, is a PC software firewall that monitors all ports of the machine and gives the user control to let information be transferred to or from the computer that only they understand or have initiated.

The Company also offers JustRealMail, a Spam protection technology that utilizes a challenge response protocol. When a user of the JustRealMail system is sent an e-mail, the sender will immediately receive a request to verify that the sender is an actual person. The sender may easily do so by reading a series of characters on a webpage and entering them in a form. Once a particular sender has been validated, there will not need to repeat this process. JustRealMail is an effective measure in preventing automated spam messages. This product is an online service that is currently being offered by Enigma at no cost.

DistributionMethods of the Products or Services:

SpyHunter is downloaded over the Internet upon authorization of the customer’s credit card issuer. It is not sold in retail stores, but copies may be ordered on CD format from the Company’s website. Most users have historically found Enigma’s websites through advertisements purchased by the Company from Internet advertising companies such as Google, Yahoo, Fastclick, TravelMarketPlace, FindWhat, LookSmart, MarketBanker, and other advertising networks and search engines. Trial versions of SpyHunter are also available on download sites such as download.com and tucows.com. The Company also operates an affiliate program where other website operators can become resellers of Enigma products on a pay-for-performance basis. Most Company marketing agreements are short term purchase orders that either party can terminate. Others are based on automated auctions for search engine advertising.

Item 2. Description of Property.

At December 31, 2005, the Company had no significant fixed assets, having sold some of its excess assets during the year, as employees were terminated, and having written down any remaining assets to a negligible value due to an impairment loss resulting from the Company vacating its office space at 17 State Street, New York, New York (see Item 3 Legal Proceedings). The lease for that office space, which was entered into during 2004, was an operating lease for 6,236 square feet of office space requiring monthly rent of $16,629 and which expires on November 30, 2007. There is no lease for the Company’s new office space, which is located within an office suite complex in Stamford, Connecticut. Rather the Company entered into an office service agreement with the operator of the office suite giving the Company a license to use designated offices as well as business center facilities and services for an initial term of six months.

Item 3. Legal Proceedings.

From time to time the Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

Until March 1 2006, the Company leased space at 17 State Street, New York, New York (the "Building").  On March 10, 2006, the Company advised the owner of the Building that in view of the owner's breach of certain of its obligations under the Company's lease of space at the Building, the Company had no choice but to vacate the premises.  Accordingly, the Company relocated to offices in Stamford, Connecticut in order to conserve cash while it attempts to develop a viable business plan, rebuild its business and explore strategic alternatives, such as a sale of the Company, a merger or other transaction.  The Company may seek to recover the damages it sustained as a result of the landlord's breach.  However, it is possible that a court might find that the Company, which takes the position that it was relieved of its obligations to pay rent on account of the owner's breach, is liable for the amount of unpaid rent over the remaining term of the lease, plus legal costs, penalties and interest, on the unpaid rent, plus additional damages resulting from the Company's vacating the premises, less a security deposit of $83,147.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

As of March 31, 2006, the Company’s shares of common stock were quoted on the Nasdaq OTCBB under the trading symbol ENGM.

The following table gives the range of high and low bid prices for the Company’s common equity security, during the year ended December 31, 2005. During the year ended December 31, 2004, no market was made in the Company’s common stock. Trading in the Company’s common stock commenced on February 22, 2005, subsequent to the closing of the reverse takeover:

	High Bid	Low Bid
1st Quarter	$ 2.45	$ 0.42
2nd Quarter	$ 1.54	$ 0.90
3rd Quarter	$ 1.40	$ 0.30
4th Quarter	$ 0.55	$ 0.20

Holders

As of March 16, 2006, there were 32 holders of record of the Company’s common stock. Of the Company’s 16,243,267 shares outstanding, 1,644,578, or approximately 10.1% were held in street name.

Dividends

The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company’s business. In December 2004, Maxi declared a stock dividend of 3.1587 shares of common stock for each common share held to holders of record at the close of business on December 17, 2004, which in the aggregate totaled 75,311,307 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	953,610	$ 1.14	2,046,390
Equity compensation plans not approved by security holders	none	none	none
Total	953,610	$1.14	2,046,390

Sales of Equity Securities

The Company has not sold or repurchased any securities during 2005 and 2004 that have not been previously reported.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Risks Related to Our Business and Industry

The Company continues to lose money and may not stay in operations.

At December 31, 2005, the Company had negative net working capital of $175,533, including deferred revenue of $569,612. Adding back this deferred revenue, the Company had net working capital $394,079 available to fund ongoing operations. The Company’s net working capital position has continued to deteriorate into the first quarter of 2006. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its net working capital reserves during the second quarter of 2006.

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

Because our business is evolving and changing, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns, and our revenues may suffer as a result. In the meantime, we will continue to incur operating expenses which consists principally of compensation and benefits and telecommunications costs as well as legal, auditing and other ancillary costs associated with being a public company. If we are not able to generate positive cash flow from operations, or to attract additional equity financing or debt financing, we will be required to further reduce our cash balances, which may lead to a liquidity crisis in the months ahead.

For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance. Quarterly and annual expenses as a percentage of net revenues may be significantly different from historical or projected rates. Our operating results in future periods may fall below expectations, which could cause our stock price to fall.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. Any failure or difficulties in implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. During the year ended December 31, 2005, we found it necessary to reduce our staffing in order to conserve cash, as our level of business activity declined. As a result, there is very limited segregation of duties. We have implemented procedures to limit access to bank accounts and in connection with the approval of invoices and disbursements of cash. However, with only seven employees at the Company, total segregation of duties is not practicable.

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

The technology and software we have developed, which underlies our products and services, are very important to us. Our proprietary products are not protected by patents. To protect our intellectual property rights, we license our software products and require our customers to enter into license agreements that impose restrictions on their ability to use the software or transfer it to other users. Additionally, we seek to avoid disclosure of our trade secrets through a number of means, including, but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us, and by restricting access to our source code. In addition, we protect our software, documentation, templates and other written materials under trademark, trade secret and copyright laws. Even with all of these safeguards, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not independently be able to develop similar technology. The copyright, trademark and trade secret laws, which are a significant source of protection for our intellectual property, offer only limited protection. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in software are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available.

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

Several other federal laws could have an impact on our business. Compliance with these laws and regulations is complex and may impose significant additional costs on us. For example, the Digital Millennium Copyright Act (the “DMCA”) has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of the DMCA. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Any failure on our part to comply with these regulations may subject us to additional liabilities.

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

Our performance is largely dependent on the talents and efforts of highly-skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly-skilled personnel for all areas of our organization, as well as to identify, contract with, motivate and retain contract personnel, on an outsourced basis, for special projects. Competition in our industry for qualified employees is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees and to retain contract personnel.

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

We first derived cash from our sales of consumer software security and privacy products in 2003, all of which revenue, as well as that of 2004 and the month of January 2005, had been deferred for financial reporting purposes and was recognized in the first and second fiscal quarters of 2005, as is discussed in the Notes to Financial Statements. We have not generated a significant amount of revenue from advertising, and we have only a short operating history with our advertising services. As a result, we have very little operating history for you to evaluate in assessing our future prospects. The internet advertising industry is an immature industry that has undergone rapid and dramatic changes in its short history. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results. As discussed in our Notes to Financial Statements, to date, we have generated very little success with this business model and are striving to develop a new model. If we are unsuccessful in this regard, the Company could conceivably run out of cash during the second quarter of 2006.

It has been and may continue to be expensive to obtain and maintain insurance.

We contract for insurance to cover potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get, or may not be able to acquire any insurance for certain types of business risks. This could leave us exposed to potential claims. If we were to be found liable for a significant claim in the future, our operating results could be negatively impacted.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We do not have any experience acquiring companies. We have evaluated and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

•	The need to implement or remediate controls, procedures and policies appropriate for a public company or companies that prior to the acquisition lacked these controls, procedures and policies.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Cultural challenges associated with integrating employees from the acquired company into our organization.

•	Retaining employees from the businesses we acquire.

•	The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

Also, the anticipated benefit of any of our acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms, or at all.

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

The markets for certain of our products and services are new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively, and in a timely manner, and to offer products and services that meet these demands. The development of new or enhanced software products and services is a complex and uncertain process. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements and could increase research and development costs. Further, we may experience delays in market acceptance of new products or product enhancements as we engage in marketing and education of our user base regarding the advantages and system requirements for the new products and services.

There is significant competition in our market, which could make it difficult to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share.

The market for our products and services is highly competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change either to be maintained or be increased in the future.

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

If we fail to complete our restructuring program successfully, and in particular, fail to do so in a timely and cost-effective manner, our business, financial condition and results of operation could be materially adversely affected. In connection with our restructuring efforts, we have incurred significant operating expenditures in fiscal years 2003, 2004 and 2005. We have dedicated technology consultants and personnel to effect these improvements even as we maintain our current systems with other in-house and outsourced personnel. As long as we are focused on improving our systems and business processes, we are limited in the time and resources we can dedicate to launching new products and services to meet the needs of our customers and to better compete in the marketplace. We have already experienced significant delays in the launch of our new systems, which have in turn caused delays in the launch of new products or services, as well as with upgrades of current ones. Our inability to meet the needs of our customers will affect our ability to effectively compete, to attract and retain customers and to market new products and services.

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

Historically, we have derived substantially all of our revenues from license fees on SpyHunter™ (“SpyHunter”), some of which revenue has been deferred for financial reporting purposes as discussed in the Notes to Financial Statements. SpyHunter Series 1 experienced a sustained, substantial decline in product sales volume during the year ended December 31, 2004. License revenues from SpyHunter 2.0, which was introduced in late January 2005, have not attained the levels experienced by SpyHunter Series 1 in its product life cycle, and are expected to continue to decline and could possibly be phased out completely during 2006. We are devoting a large portion of our financial and personnel resources to develop new Internet search products. The Company’s business plan includes investing in new products that have recurring subscription revenue, such as Spam filtering systems and Internet proxy services, as well as developing an advertising based revenue model. While we believe that products and services currently under development may be well received, there can be no assurance that we will develop a product or business model that will be profitable. Previously, our product sales were non-recurring and substantially all of our reported and deferred revenue for 2003, 2004 and 2005 should be deemed as non-recurring revenue. In early 2006, it became obvious to management that the Company’s business plan with respect to an advertising based revenue model was no longer viable, as the encouraging test results it had noted in the latter half of 2005 dissipated in January 2006. We continue to try to adjust this model.

We may not be able to access third party technology, which we depend on to conduct our business and as a result we could experience delays in the development and introduction of new products and services or enhancements of existing products and services.

If we lose the ability to access third party technology which we use, are unable to gain access to additional products or are unable to integrate new technology with our existing systems, we could experience delays in our development and introduction of new products and services. If we experience these delays, our sales could be substantially reduced. We license technology that is incorporated into our products and services from third parties. In light of the rapidly evolving nature of technology, we may increasingly need to rely on technology licensed to us by other vendors, including providers of development tools that will enable us to quickly adapt our technology to new products and services. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all.

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

Our common stock has been trading in the public market since February 22, 2005. To date, trading volume has been very light, as approximately 90% of our outstanding shares are unregistered, and cannot yet be traded. We cannot predict the extent to which a trading market will develop for our common stock or how liquid that market might become. The trading price of our common stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Our founders, executive officers, directors (and their affiliates) and employees together own approximately 77.0% of our common stock, representing approximately 77.0% of the voting power of our outstanding capital stock. In particular, our two founders, Colorado Stark and Alvin Estevez, combined control approximately 74.2% of our outstanding common stock, representing approximately 74.2% of the voting power of our outstanding capital stock. Colorado Stark and Alvin Estevez therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future. This concentrated control limits the ability of the remaining stockholders to influence corporate matters and, as a result, the Company may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our Certificate of Incorporation and By-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•
Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on our board of directors.

•
Our stockholders may act by written consent, provided that such consent is signed by all the stockholders entitled to vote with respect to the subject matter thereof. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders’ meeting.

•	Our Certificate of Incorporation prohibit cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of the Company.

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

As of March 31, 2006, there were 16,243,267 shares of our common stock outstanding, at a closing market price of $0.07 for a total market valuation of approximately $1,137,000. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own 12,052,051 shares of our common stock. Our common stock has a public float of approximately 1.6 million shares, which shares in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including future shares issued upon the exercise of warrants (of which none are presently outstanding), or stock options (of which 953,610 are presently outstanding; see Item 11 of this report) and/or conversion of preferred stock (of which none has been issued or is outstanding at present) into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

There are 3,000,000 shares of our common stock reserved for issuance in connection with the potential exercise of stock options, as a result of which you may experience dilution.

On March 8, 2005, the Board of Directors adopted the 2005 Stock Option and Grant Plan (the “Stock Option Plan”); because it believes that it is important to provide a mechanism to grant stock options and other stock awards to employees, non-employee directors and consultants as an incentive, and to tie their interests closer to those of our stockholders. However, the issuance of any shares under the Stock Option Plan, which could total as much as 3,000,000 shares of our common stock, if and when issued, could potentially dilute any existing stockholder’s investment by as much as 15.6%.

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

General Discussion on Results of Operations and Analysis of Financial Condition

For the years ended December 31, 2005 and 2004

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the years ended December 31, 2005 and 2004, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

We are a developer of Internet-based systems and downloadable security software products designed to give our customers instant access to information on the web and control over the programs installed on their computers in an automated and easy to use way, thereby enhancing transparency and user control. Our business strategy is to leverage our knowledge of internet marketing, as well as our existing base of more than 700,000 users, to further develop our Adorons Internet Search Engine Product in an effort to develop on-line advertising revenues, as well as to continue to develop Internet software products that further the values on which the Internet is based. Our consumer software product line is focused on delivering Internet privacy and security to individual users, homes, offices, and small businesses. Sales of SpyHunter commenced in June 2003. In late January 2005, we began to license a new and improved product, SpyHunter 2.0, as well as a product known as AdoronsTM Easy Security (previously known as AdoronsTMAnonymous Surfing).

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

Our sales of software arrangements are considered to be multiple deliverables. In accordance with SOP No. 97-2 and SOP No. 98-9, the license fee is required to be allocated to the various elements based on vendor specific objective evidence (“VSOE”) of fair value. On all sales of SpyHunter 1 series which occurred from June 2003 through January 2005, VSOE did not exist for the allocation of revenue to the various elements of the arrangement. As a result, we deferred all revenue from these arrangements. This deferred revenue totaled approximately $21,275,000; and consisted of approximately $6,320,000 deferred for the year ended December 31, 2003, approximately $14,850,000 for the year ended December 31, 2004 and approximately $105,000 for the month of January 2005.

We informed all of our customers that as of March 10, 2005, we would no longer support and/or provide updates to the SpyHunter 1 series software and we offered SpyHunter 2.0 to existing customers free of charge for a period of 90 days. Accordingly, we have recognized as revenue, all proceeds from the sales of SpyHunter 1 series that occurred from June 2003 through January 2005 (approximately $21,275,000) during the 90 day period March 11, 2005 through June 10, 2005, at the daily rate of 1/90 of the total deferred revenues.

With respect to sales of SpyHunter 2.0 and Adorons Easy Security, which have PCS limited to one year after the sale, VSOE does exist for the allocation of revenue to the various elements of the arrangement, as we consider the revenue from such sales to be attributable entirely to the service element. Accordingly, we recognize the license fees from these products during the 12-month period immediately subsequent to the sale. During the year ended December 31, 2005, the amount of revenue so recognized was approximately $640,000 on sales of approximately $1,210,000, with balance of $569,612 deferred revenue to be recognized in the year ending December 31, 2006.

Customers are also able to order a CD version of, and an extended download service for, SpyHunter 2.0, in which case we earn commission income, all of which is recognized at the time of delivery of the product or service; as is any commission income that we earn on the sales of products of other companies or from on-line advertising of such products on our various websites.

Reserves for Product Returns

Our policy with respect to product returns is spelled out in our End User License Agreement (“EULA”), which states “…products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis.” As of December 31, 2005, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept a greater or fewer number of products for return.

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

Legal Contingencies

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity. As discussed in the Notes to Financial Statements and above, until March 1, 2006, the Company had leased space at 17 State Street, New York, New York (the "Building").  On March 10, 2006, the Company advised the owner of the Building that in view of the owner's breach of certain of its obligations under the Company's lease of space at the Building, the Company had no choice but to vacate the premises.  Accordingly, the Company relocated to offices in Stamford, Connecticut in order to conserve cash while it attempts to develop a viable business plan, rebuild its business and explore strategic alternatives, such as a sale of the Company, a merger or other transaction.  The Company may seek to recover the damages it sustained as a result of the landlord's breach.  However, it is possible that a court might find that the Company, which takes the position that it was relieved of its obligations to pay rent on account of the owner's breach, is liable for the amount of unpaid rent over the remaining term of the lease, plus legal costs, penalties and interest, on the unpaid rent, plus additional damages resulting from the Company's vacating the premises, less a security deposit of $83,147.

Results of Operations For the Years Ended December 31, 2005 and 2004

Overview

Our goals for the past several years were to launch SpyHunter, generate significant licensing fees and continue to build on that success by generating even greater licensing fees. We were successful in accomplishing these goals, but as discussed above, all of the revenue associated with the SpyHunter 1 series had been deferred while the cash was received and used principally during 2003 and 2004 to support our operations. Therefore, all of our deferred revenue reported for the 2003 and 2004, approximately $21.1 million, was realized and recorded as non-recurring revenue during 2005, without any cash flow effect. Our business plan going forward is to continue to develop both Internet software products and services for consumers in order to establish recurring subscription revenue.

Revenues

For the year ended December 31, 2005, revenues from the sales of software products totaled $21,915,358, consisting of the non-cash recognition of deferred revenue from sales of the SpyHunter 1 series of approximately $21,275,000 (the cash generated by these license fees having all been received during the years ended December 31, 2003, 2004 and the month of January 2005 and used to support operations of those years and period, respectively); and approximately $640,000 of revenue recognized from sales of SpyHunter 2.0 and Adorons Easy Security. Also for the year ended December 31, 2005, commission income and advertising revenues totaled $107,367. For 2004, the Company reported no revenue, reflecting the deferral of 100% of such revenue in connection with the application of our revenue recognition policy.

Expenses

Expenses for the years ended December 31, 2005 and 2004 were $3,281,380 and $13,299,988, respectively.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Marketing and selling	$308,015	$7,755,841
General and administrative	2,425,265	5,457,123
Write-down of impaired assets	387,055
Depreciation and amortization	161,045	87,024
Total expenses	$3,281,830	$13,299,988

For year ended December 31, 2005, marketing and selling expenses declined by approximately $7.4 million, or 96%, from that of the prior year, reflecting the substantial decline in actual sales of software products (approximately $1.3 million in 2005 as compared to approximately $14.8 in 2004). Marketing and selling expenses are expensed as incurred and relate directly to the level of sales activity as opposed to the revenue reported for the period, which may have been entirely or partially deferred, as discussed above. Actual sales of software products (as compared to reported revenues from sales) declined for the year by approximately million $13.5 million, or 91%, as anti-spyware products became accessible to consumers as part of bundled software products offered by other software vendors, and as SpyHunter reached maturity in its product life-cycle.

For the year ended December 31, 2005, general and administrative expenses declined by approximately $3.0 million, or 56%. The decline was principally due to a decrease in compensation and benefits expense as during the year ended December 31, 2004, approximately $2.2 million in bonuses were paid out to senior management, while there was no such comparable expense incurred during 2005.

Write-down of Impaired Assets

At December 31, 2005, the Company incurred an impairment charge of $387,055, representing: the difference between what the Company had received and expects to receive, $2,785 and $1,000, respectively, from the disposal of its excess furniture and fixtures; the abandonment of its leasehold improvements (see Notes to Financial Statements), and their respective carrying values at that date; and the security deposit of $83,147, on its office lease. At December 31, 2004, the Company had not incurred an impairment charge.

Net Income (Loss)

As a result of the foregoing and after accounting for interest income and income tax provision/(benefit), net income was approximately $10.2 million for the year ended December 31, 2005, compared to a net loss of approximately $4.8 million for the year ended December 31, 2004.

Liquidity and Capital Resources For the Years Ended December 31, 2005 and 2004

At December 31, 2005, we had cash and cash equivalents of $472,008. This compares unfavorably to cash and cash equivalents of $615,734 and restricted cash of $1,004,640 at December 31, 2004.

Net cash used in operating activities for the year ended December 31, 2005 was approximately $137,000 and reflects the release of $1,004,640 from restricted cash as well as a refund of prepaid income taxes of $256,711, without which we would have reported approximately $1.4 million of net cash used in operating activities. For the year ended December 31, 2004, although 100% of our revenue was deferred in accordance with our accounting policy, net cash provided by operating activities was approximately $1.4 million, which was net of $310,821 in additions to restricted cash and $256,711 in prepaid income taxes, the latter of which was refunded in 2005.

This decrease in operating cash flow as compared to the prior year reflects a decline in sales of our software products and our strategic shift to broaden our business by developing an Internet-based search network. Because our business is evolving and changing, our operating cash flow may continue to suffer, and past operations are not a good gauge for anticipating future operations. Advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns, and this could negatively impact on our operating cash flow as we attempt to develop this source of revenue. In the meantime we will continue to incur operating expenses, principally compensation and benefits and telecommunications costs as well as legal, auditing and other ancillary costs associated with being a public company.

Based on the Company’s business model and encouraging test results during the latter half of 2005, management had believed that the Company would be able to meet its obligations as they came due, as well as its budgeted working capital requirements for its planned activities, at least through the third quarter of 2006, by continuing to further reduce costs and by attempting to raise capital through debt or equity financing. However, by early February 2006, such attempts to raise debt or equity capital proved fruitless, and it became obvious to management that the Company’s business plan was no longer viable, as the encouraging test results it had noted in the latter half of 2005 dissipated in January 2006. In addition, in March 2006, in order to further stem its outflow of cash while it attempts to develop a viable business plan and rebuild its business, the Company broke its office space lease and relocated to offices outside of New York. The Company may incur damages for the amount of unpaid rent over the remaining term of the lease, plus legal costs, penalties and interest, on the unpaid rent, minus the security deposit. The amount and extent of such damages are at the present time, unknown. The Company is hopeful that it will be successful in negotiating an acceptable settlement with landlord.

Net cash used in investing activities for the year ended December 31, 2005 was $6,500, as compared to $517,599 used in investing activities for the year ended December 31, 2004. Acquisitions of furniture and fixtures, computer and telecommunications equipment and leasehold improvements accounted for the major portion of investing activities in 2004.

Cash used in financing activities for the year ended December 31, 2005 and 2004, was $0 and $217,670, respectively.

Item 7. Financial Statements.

Information in response to this Item is set forth in the Financial Statements, beginning on Page F-1 of this filing.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously reported in Forms 8-K and 8-K/A filed with the Commission on January 24, 2006 and January 30, 2006, respectively, the Board of Directors the Company dismissed its independent registered public accounting firm, Eisner LLP, (“Eisner”) and engaged the services of Bagell, Josephs, Levine & Company, L.L.C. The Board approved the dismissal of Eisner, who had served as the Company’s independent public accountants for the two fiscal years ended December 31, 2004, and the subsequent interim periods through September 30, 2005 and the appointment of BJL.

The Company is not aware, and has not been advised by its independent registered public accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the years ended December 31, 2005 and 2004.

The audit report of Eisner on the financial statements of the Company as of and for the two fiscal years ended December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles.

Item 8A. Controls and Procedures

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Commission. During the year ended December 31, 2005, the Company found it necessary to reduce staffing in order to conserve cash, as its level of business activity declined. As a result there is very limited segregation of duties. The Company has implemented procedures to limit access to bank accounts and in connection with the approval of invoices and disbursements of cash. However, with only seven employees, total segregation of duties is not practicable.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identify Directors and Executive Officers

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 24, 2006:

Name	Age	Position	With Company Since
Colorado Stark	34	Executive Chairman, Director	1999
Alvin Estevez	35	President and CEO, Director	1999
Edwin J. McGuinn, Jr.	54	Director	2005
Richard M. Scarlata	63	CFO and Treasurer	2004
______________

Colorado Stark. Mr. Stark co-founded the Company in 1999 and currently serves as its Executive Chairman. Having worked in the investment banking industry for 12 years, Mr. Stark offers the Company his experience in building successful, high growth enterprises. Mr. Stark also spent two years, from 2001 to 2003, as president of Brill Capital. Under His leadership Brill Capital financed innovative companies in the fields of Biotechnology and Communications.

Alvin Estevez. Mr. Estevez is also a co-founder of the Company and currently serves as its President and CEO, having held such positions since 1999. He comes from a network security background and prior to co-founding Enigma, he worked at defense contractor Northrop Grumman, as well as with related subsidiaries and entities. Mr. Estevez brings to the Company the experience of managing large groups of technical personnel along with the expertise of building enterprise level technology systems.

Edwin J. McGuinn, Jr. Mr. McGuinn currently serves as a Director of the Company, having been so elected in March 2005. Mr. McGuinn also serves on the Audit Committee and the Compensation Committee and has been designated the Audit Committee Financial Expert. Mr. McGuinn is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.  Mr. McGuinn is currently the Chairman and CEO of MRU Holdings, Inc., a specialty finance company that provides undergraduate and graduate students with funds for higher education. Prior to joining MRU Holdings, Inc., Mr. McGuinn was the President and CEO of eLOT, Inc., a company whose focus was the development of consumer e-commerce products and integrated network management systems for the sale of state and governmental lottery tickets on the Internet. Prior to joining eLOT, Inc., Mr. McGuinn was President and CEO of Limitrader.com, the first Internet based trading platform for the new issue and secondary trading of corporate bonds. Mr. McGuinn also sits on the Board of Directors of eLOT, Inc. and the board of a venture capital company and several development stage companies specializing in financial technology and Internet services.

Richard M. Scarlata. Mr. Scarlata currently serves as CFO and Treasurer of the Company. Mr. Scarlata became CFO as of December 30, 2004. From 1999 until that date, Mr. Scarlata was self-employed as a consultant, providing financial, accounting and business advisory services to clients. From 1993, Mr. Scarlata held at different intervals the CFO and CEO positions at Rockefeller Center Properties, Inc., a publicly traded REIT. Mr. Scarlata possesses an MBA degree in Finance, and has been a CPA since 1970. Previously, Mr. Scarlata had also served as an Adjunct Professor of Finance at Monroe College in The Bronx, NY.

Audit Committee

In March 2005, the Company adopted an Audit Committee Charter and designated Edwin J. McGuinn Jr., the sole member of the Audit Committee, as the independent audit committee financial expert. The appointment of Mr. McGuinn satisfies the definition of independence in accordance with SEC rules and NASDAQ listing standards.

The audit committee makes such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

In March 2005, the Company adopted a Compensation Committee Charter. The compensation committee is authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation, and bonus compensation to all employees. Mr. McGuinn is the sole member of the compensation committee.

Nominating Committee

The Company does not have a nominating committee and the full Board acts in such capacity for the immediate future due to the limited size of the Board, which consists of three members.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during 2005, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

Code of Ethics

In March 2005, the Company adopted a Code of Ethics.

Item 10. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the executive officers of the Company, who were serving at the end of fiscal year 2005, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name And Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Restricted Stock Awards ($) (f)	Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($ (h)	All Other Compensation ($) (i)
Colorado Stark, Executive Chairman and Director	2005	150,000	0	40,000	0	134,924	0	0
	2004	87,769	1,100,000	2,648	0	0	0	0
	2003	0	1,150,000	0	0	0	0	0

Alvin Estevez, President and CEO and Director	2005	150,000	0	40,000	0	175,286	0	0
	2004	87,769	1,100,000	4,423	0	0	0	0
	2003	0	1,150,000	0	0	0	0	0

Richard M. Scarlata, CFO and Treasurer	2005	110,000	0	0	0	289,649	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

The following table sets forth the grant of stock options made during the fiscal year ended December 31, 2005 to the persons named in the Summary Compensation Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name (a)	Number of Securities Underlying Options/SARs Granted # (b)	Percent of Total Option/SARs Granted to Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)
Colorado Stark	134,924	14.1%	$1.21	May 17, 2010
Alvin Estevez	175,286	18.4%	$1.21	May 17, 2010
Richard M. Scarlata	289,649	30.4%	$1.10	May 17, 2015

The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2005:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

Name (a)	Shares Acquired On Exercise # (b)	Value Realized (c)	Number of Unexercised Securities Underlying Option/SARs At FY-End # Exercisable/ Unexercisable (d)	Value of Unexercised In-the-Money Option/SARs At FY-End ($) Exercisable/ Unexercisable (e)
Colorado Stark	0	0	134,924	0
Alvin Estevez	0	0	175,286	0
Richard M. Scarlata	0	0	289,649	0

The following table sets forth information with respect to awards made to persons named in the Summary Compensation Table pursuant to a long-term incentive plan in the fiscal year ending December 31, 2005.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

			Estimated Future Payouts Under Non-Stock Price-Based Plans
Name (a)	Number of Shares, Units Or Other Rights # (b)	Performance Or Other Period Until Maturation Or Payout (c)	Threshold ($ Or #) (d)	Target ($ Or #) (e)	Maximum ($ Or #) (f)
Colorado Stark	0	n/a	n/a	n/a	n/a
Alvin Estevez	0	n/a	n/a	n/a	n/a
Richard M. Scarlata	0	n/a	n/a	n/a	n/a

Compensation of Directors

All non-employee directors are paid an annual director’s fee of $10,000 payable ratably during each quarter. No additional amounts are paid for attendance at meetings, committee participation or special assignments, except for reimbursement of out-of-pocket expenses in connection with attendance at Board of Director's and/or committee meetings. Non-employee directors are granted options to purchase shares of the Company’s common stock as follows: (i) Non-employee directors receive an initial grant to purchase 39,000 shares upon joining the Board of Directors. These options vest equally on the first, second and third anniversaries of the grant, as long as the director is still a member of the Board of Directors as of such date. The option has a term of 10 years; (ii) Non-employee directors receive annual grants on the last trading day in March following the first anniversary of joining the Board of Directors to purchase 3,000 shares, fully vested with a term of 10 years. During the year ended December 31, 2005, Mr. McGuinn was awarded options totaling 39,000 shares exercisable at $1.26 per share. The options vest at the rate of 13,000 shares each, on March 8, 2006, 2007 and 2008.

Employment Agreements

Messrs. Stark, Estevez and Scarlata each have an employment agreement with the Company that extends until December 31, 2008. A copy of each of their employment agreements was filed as an exhibit to the Company’s Form 8-K filed as of February 16, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 24, 2006, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company’s common stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 24, 2006, the Company had 16,243,267 shares of common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Position
Colorado Stark	6,056,872	37.3%	Executive Chairman and Director
Alvin Estevez	5,995,129	36.9%	President and CEO and Director
Edwin J. McGuinn, Jr.	0	0	Director
Richard M. Scarlata	0	0	CFO and Treasurer
Directors and Executive Officers as a Group (4 persons)	12,052,001	74.2%
__________________________
(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 8, 2005, the Company adopted a Stock Option and Grant Plan (the “Plan”), a copy of which was filed as an exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004. The Plan has been approved by the Company’s stockholders.

The following table sets forth certain information with respect to the Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	953,610	$1.14	2,046,390
Equity compensation not approved by security holders	0		0
Total	953,610	$1.14	2,046,390

Item 12. Certain Relationships and Related Transactions

In anticipation of the reverse takeover, in December 2004, Mathew Evans, one of the shareholders of Maxi, who was also at that time a Director, President, CEO, CFO and Secretary of the Maxi, returned to Maxi (and Maxi cancelled) 750,000 shares of its common stock owned by him for no consideration.

During 2004, Adorons loaned $120,000 to its Alvin Estevez, who is President and CEO and also one of the Company’s founders as well as a stockholder. This loan, including interest at market rates, was repaid prior to the completion of the reverse takeover, by the redemption and cancellation of 21,840 shares of Adorons’ common stock owned by this individual.

In November 2004 the Company entered into a financial advisory agreement with an entity whose chairman owns approximately 0.05% of the Company’s common stock. The agreement provided for a $500,000 advisory fee payable in cash upon the Company’s execution of a Share Exchange Agreement with a public company, which amount was paid in December 2004 to that entity.

During 2004, in connection with the preparation of financial statements for the 2002 and 2003 fiscal years, Nobska Associates, LLC, a company of which Richard M. Scarlata, the Company’s CFO and Treasurer is a principal, was paid a fee of $23,850 and was reimbursed for out-of-pocket expenses totaling $293 for services rendered.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Listed on page 46 hereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2005 was $82,000.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal year ended December 31, 2005 was $-0-.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2005 was $18,600.

All Other Fees

The aggregate fees billed for products and services provided by our independent registered public accounting firm and the Company’s predecessor accounting firm while the Company was a non-public entity for pre-merger professional services other than those previously reported in this Item 14, for the fiscal year ended December 31, 2004 were $105,000 and $138,243, respectively.

Audit Committee

During 2004, the Company’s Board of Directors functioned as its audit committee. During 2005, after his joining the Board of Directors in March, Mr. McGuinn was designated as the sole member of the audit committee and the independent audit committee financial expert. It is the policy of the Company for all work performed by its independent registered public accounting firm to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enigma Software Group, Inc.

Date: April 10, 2006	By	/s/ Alvin Estevez
Alvin Estevez President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alvin Estevez	President and Chief Executive Officer	April 10, 2006
Alvin Estevez	(Principal Executive Officer)

/s/ Colorado Stark	Executive Chairman	April 10, 2006
Colorado Stark

/s/ Richard M. Scarlata	Chief Financial Officer and Treasurer	April 10, 2006
Richard M. Scarlata	(Principal Financial Officer)

/s/ Edwin J. McGuinn, Jr.	Director	April 10, 2006
Edwin J. McGuinn, Jr.

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2
Share Exchange Agreement, effective as of February 16, 2005, by and among the Company, Enigma and the Stockholders (incorporated by reference to Exhibit 2 in the Company’s Form 8-K filed February 18, 2005 (the “February 18 Form 8-K”)).

2.1	Agreement and Plan of Merger, dated March 9, 2005 (incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed March 8, 2005).
3 (i)*	Articles of Incorporation of the Company.
3(ii)*	Bylaws of the Company.
10.1	Lease Agreement, dated as of April 2004, by and between Enigma and RFR/SF 17 State Street LP (incorporated by reference to Exhibit 10.1 of the February 18 Form 8-K).
10.2	Employment Agreement, dated as of November 15, 2004, by and between Enigma and Colorado Stark (incorporated by reference to Exhibit 10.2 of the February 18 Form 8-K).
10.3	Employment Agreement, dated as of November 15, 2004, by and between Enigma and Alvin Estevez (incorporated by reference to Exhibit 10.3 of the February 18 Form 8-K).
10.4	Employment Agreement, dated as of December 30, 2004, by and between Enigma and Richard M. Scarlata (incorporated by reference to Exhibit 10.4 of the February 18 Form 8-K).
10.5	Audit Committee Charter, dated March 8, 2005 (incorporated by reference to Exhibit 10.5 in the Company’s Form 10-KSB filed March 29, 2005 (the “2004 Form 10-KSB”)).
10.6	Compensation Committee Charter, dated March 8, 2005 (incorporated by reference to Exhibit 10.6 of the 2004 Form 10-KSB).
10.7	Stock Option and Grant Plan, dated March 8, 2005 (incorporated by reference to Exhibit 10.7 of the 2004 Form 10-KSB).
14	Code of Ethics, dated March 8, 2005 (incorporated by reference to Exhibit 14 of the 2004 Form 10-KSB).
16	Letter on change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed January 30, 2006).
21	Subsidiaries (incorporated by reference to Exhibit 21 of the 2004 Form 10-KSB).
23 (i)*	Consent of expert
23 (ii)*	Consent of expert
31.1*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________ * Filed herewith.

Enigma Software Group, Inc.
Annual Report to Shareholders

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Enigma Software Group, Inc.
Stamford, CT 06902

We have audited the accompanying balance sheet of Enigma Software Group, Inc., (the “Company”) as of December 31, 2005, and the related statements of operations, changes in capital deficit, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enigma Software Group, Inc., as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2005, to fund its operations. Also at December 31, 2005, the Company had negative net working capital of $175,533. The Company’s net working capital position has continued to deteriorate into the first quarter of 2006. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bagell, Josephs, Levine & Company, LLC

Gibbsboro, New Jersey
March 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Enigma Software Group, Inc.

We have audited the accompanying statements of operations, changes in capital deficit and cash flows of Enigma Software Group, Inc. (formerly known as Adorons.com, Inc.) (the "Company") for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Enigma Software Group, Inc. (formerly known as Adorons.com, Inc.) for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
March 29, 2005

With respect to Note B
April 8, 2005

Enigma Software Group, Inc.
Balance Sheet
December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$472,008
Accounts receivable	51,296
Prepaid expenses and other current assets	7,772

Total current assets	531,076

Property and equipment, net	7,000

Total Assets	$538,076

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$50,831
Income taxes payable	86,166
Deferred revenue	569,612

Total current liabilities	706,609

Commitments and contingencies

CAPITAL DEFICIT
Common stock, par value $0.001, 100,000,000 shares authorized;
16,243,267 issued and outstanding	16,243
Additional paid-in capital	(55,502)
Accumulated Deficit	(129,274)

Total capital deficit	(168,533)

Total Liabilities and Capital Deficit	$538,076

See notes to financial statements.

Enigma Software Group, Inc.
Statements of Operations

	Year ended December 31,
	2005	2004
Revenues:
Sales of software products	$21,915,358	$0
Commission income and advertising revenues	107,367	0
Total revenues	22,022,725	0

Expenses:
Marketing and selling	308,015	7,755,841
General and administrative	2,425,265	5,457,123
Write-down of impaired assets	387,055
Depreciation and amortization	161,045	87,024

Total costs and expenses	3,281,380	13,299,988

Operating income (loss)	18,741,345	(13,299,988)
Interest income	13,448	27,764

Income (loss) before income tax provision	18,754,793	(13,272,224)
Income tax provision (benefit)	8,581,697	(8,495,000)

Net income (loss)	$10,173,096	$(4,777,224)

Basic net income/(loss) per common share	$0.63	$(0.33)
Diluted net income/(loss) per common share	$0.63	$(0.33)

Weighted average shares outstanding:
Basic	16,129,178	14,650,001
Diluted	16,129,178	14,650,001

See notes to financial statements.

Enigma Software Group, Inc.
Statement of Changes in Capital Deficit
For the two years ended December 31, 2005

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Capital
	Shares	Par value	Capital	Deficit	Shares	Amount	Deficit

Balance - December 31, 2003	14,838,198	$14,838	$74,048	$(5,525,146)	(188,197)	$(4,660)	$(5,440,920)

Net loss for the year				(4,777,224)			(4,777,224)
Balance - December 31, 2004	14,838,198	$14,838	$74,048	$(10,302,370)	(188,197)	$(4,660)	$(10,218,144)

Shares redeemed in connection with
repayment of loan by shareholder
on February 15, 2005					(61,743)	(123,485)	(123,485)

Shares deemed issued in connection
with Maxi Group, Inc. merger
on February 16, 2005	1,655,009	1,655	(1,655)

Shares of Treasury Stock cancelled
on March 8, 2005	(249,940)	(250)	(127,895)		249,940	128,145

Net income for the year				10,173,096			10,173,096

Balance - December 31, 2005	16,243,267	$16,243	$(55,502)	$(129,274)	-	$-	$(168,533)

See notes to financial statements.

Enigma Software Group, Inc.
Statements of Cash Flows
For the years ended December 31,
	2005	2004
Cash Flows From Operating Activities:
Net Income (loss)	$10,173,096	$(4,777,224)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred tax asset	8,495,000	(8,495,000)
Write-down of impaired assets, net of cash proceeds	387,055
Depreciation and amortization	161,045	87,024
Interest income on loan repaid by officer	(819)
Changes in:
Restricted cash	1,004,640	(310,821)
Accounts receivable	(38,355)	279,628
Prepaid expenses and other current assets	146,941	(111,178)
Prepaid income taxes	256,711	(256,711)
Security Deposit		(84,458)
Accounts payable and accrued expenses	(213,749)	173,656
Income taxes payable	86,166
Deferred revenue	(20,594,957)	14,846,087

Net cash (used in) provided by operating activities	(137,226)	1,351,003

Cash Flows From Investing Activities:
Purchase of property and equipment	(9,285)	(517,599)
Proceeds from disposition of excess property and equipment	2,785	--

Net cash used in investing activities	(6,500)	(517,599)

Cash Flows From Financing Activities:
Loans to shareholders and related parties net of repayment		(159,663)
Repayment of bank overdraft		(58,007)

Net cash used in financing activities		(217,670)

Net (Decrease)/Increase In Cash And Cash Equivalents	(143,726)	615,734
Cash and cash equivalents - beginning of year	615,734	--

Cash And Cash Equivalents - End Of Year	$472,008	$615,734

Non-Cash Transaction:
Common shares redeemed in connection with repayment of loan and interest by shareholder	$123,485

Supplemental Disclosure Of Cash Flow Information:
Cash paid for:
Interest	--	$1,280
Taxes	2,191	$235,647

See notes to financial statements.

Enigma Software Group, Inc.
Notes to Financial Statements
For the years ended December 31, 2005 and 2004
Note A - Organization

Enigma Software Group, Inc., (the “Company”), is a Delaware corporation that was formed in 2005 and is the surviving corporation of a reverse takeover; however, the business of the Company actually commenced in 1999 (see Note B). The Company develops software and Internet-based systems designed to give customers information and control over the programs installed on their computers in an automated and easy-to-use way. The Company’s business strategy is to develop products that further the values on which the Internet is based, transparency and user control. In promoting these values, commitment to customers is paramount.

The Company did not generate sufficient cash flows from revenues during the year ended December 31, 2005 to fund its operations (see Notes C-2 and D). In order to slow the outflow of cash until new sources of revenue could be generated, commencing in June 2005 and through December 2005, the Company reduced its work force, and its executive officers had allowed the Company to defer a portion of their salary payments. In December 2005 those salary deferrals were paid in lump-sums to the executive officers, in compliance with their employment contracts.

Going Concern - The Company continues to lose money and may not stay in operations:

At December 31, 2005, the Company had negative net working capital of $175,533, including deferred revenue of $569,612. Adding back this deferred revenue, the Company had net working capital $394,079 available to fund ongoing operations. The Company’s net working capital position has continued to deteriorate into the first quarter of 2006. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its net working capital reserves during the second quarter of 2006.

Based on the Company’s business model, as well as encouraging test results during the third and fourth quarters of 2005, management had believed that the Company would be able to meet its obligations as they came due, as well as its budgeted working capital requirements for its planned activities, at least through September 30, 2006, by continuing to further reduce costs and by attempting to raise capital through debt or equity financing. However, by early February 2006, such attempts to raise debt or equity capital had proved fruitless, and it became obvious to management that the Company’s business plan was no longer viable, as the encouraging test results it had noted in the latter half of 2005 dissipated in January 2006. The Company’s cash position continued to deteriorate during the first quarter of 2006, and it became obvious that additional drastic actions would be necessary in order to gain time as the Company continues to develop additional sources of revenue, seeks new sources of capital and reviews strategic alternatives (see Note M).

The Company is in process of developing a new business plan, which is designed to build a new revenue model based upon the Company’s prior development and marketing successes. This new business plan will also entail raising capital for product development, marketing and increased avenues of distribution, as well as such strategic alternatives as acquisitions of complimentary security software businesses.

Note B - Reverse Takeover

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

Pursuant to the terms of the Acquisition Agreement, which closed on February 16, 2005, Maxi acquired substantially all of the issued and outstanding capital stock of Adorons, in exchange for 14,158,953 newly issued shares of Maxi's common stock (the "Exchange"). In addition, Maxi acquired for $50,000, 97,633,798 shares of its own common stock from certain of its stockholders prior to the Exchange, which shares were canceled on February 16, 2005. Three stockholders of Adorons, who held 151,858 shares of common stock, did not exchange their shares for Maxi common stock at the time of the Exchange. However, on April 8, 2005, these stockholders did exchange all of their shares for 429,305 shares of Maxi common stock. For reporting purposes, these shares are considered to have been exchanged as of February 16, 2005.

The 14,588,258 shares of common stock represented approximately 89.81% of the ownership interests in Maxi. The Exchange, which resulted in the stockholders of Adorons obtaining control of Maxi, represented a recapitalization of Maxi, or a reverse takeover rather than a business combination. As a non-operating company, the assets and liabilities of Maxi were not material to the reverse takeover. For accounting purposes, Adorons was considered to be an acquirer in the reverse acquisition transaction and, consequently, the financial statements are the historical financial statements of Adorons and the reverse takeover has been treated as a recapitalization of Adorons. Additionally, on February 16, 2005, Maxi issued 135,000 shares of common stock to a related party for the assumption of certain liabilities that amounted to approximately $46,000.

On April 14, 2005, Maxi completed a reincorporation merger to the state of Delaware and changed its name to Enigma Software Group, Inc. On May 17, 2005, Adorons merged into its parent company, Enigma Software Group, Inc., and ceased to exist as a separate company. Henceforth, Enigma Software Group, Inc. (“Enigma”) is defined as the Company.

Note C - Significant Accounting Policies

[1] Fair value of financial instruments:

At December 31, 2005, the Company’s financial instruments consist of cash, accounts receivable and accounts payable. At December 31, 2004, the Company’s financial instruments consisted of cash, restricted cash, accounts receivable, accounts payable, and notes receivable from shareholder/officer. The carrying values of these instruments approximate their fair value because of their short-term nature.

[2] Revenue recognition:

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

In connection with the issuance of SpyHunter 2.0, which was released in late January 2005, the Company announced to all of its existing customers that as of March 10, 2005, the Company would no longer support and/or provide updates to its SpyHunter software issued prior to the introduction of SpyHunter 2.0 (“SpyHunter 1 series”) and the Company ceased to offer the SpyHunter 1 series, for which PCS had been provided for an indefinite period. As an incentive to purchase the recently released SpyHunter 2.0, the Company offered this new software to its existing customers free of charge for a period of 90 days. Since VSOE did not exist for the allocation of revenue to the various elements of the SpyHunter 1 series arrangement, the Company had deferred all revenue from such arrangements during the years ended December 31, 2003 and 2004. However, with the discontinuance of the SpyHunter 1 series, the Company began to recognize its deferred revenue related to the SpyHunter 1 series beginning March 11, 2005, ratably over a period of 90 days. Accordingly, the Company recognized as revenue during the first six months of 2005, all sales from its SpyHunter 1 series software, while no additional cash was received during that period in connection with these sales. The revenue recognized during the six month period ended June 30, 2005 from such sales was approximately $21,275,000, which amount represents all revenue from the sales of SpyHunter 1 series software, which sales occurred almost entirely in the years 2003 and 2004.

SpyHunter 2.0 provides for twelve months of post-contract customer support and updates, if any. Accordingly, the Company recognizes revenue from sales of SpyHunter 2.0 ratably over the 12-month period subsequent to each sale of SpyHunter 2.0. The Company considers revenue from SpyHunter 2.0 sales to be attributable entirely to the service element. Similarly, the Company recognizes revenues from sales of its AdoronsTM Easy Security (previously known as AdoronsTM Anonymous Surfing) software ratably over the 12-month period subsequent to each sale. The Company considers revenue from the sales of this product to be attributable to the service element as well. During the year ended December 31, 2005, the revenue recognized from such sales was approximately $640,000 representing approximately 3% of the Company’s revenue from software products for the year.

With respect to commission income, the Company recognizes such revenue at the time of delivery of the product or the service for which the commission is earned; and with respect to on-line advertising, at the time the advertising revenue is generated as determined by the consumer’s click-through to the advertiser’s website.

The Company’s license agreement for its SpyHunter software does not provide the Company’s customers with any right of return. However, the Company may decide to accept customer returns on a case-by-case basis. For the years ended December 31, 2005 and 2004, the Company had no customer returns or chargebacks.

[3] Property, plant and equipment:

Furniture, equipment and computer hardware are depreciated using the straight-line method over their estimated useful lives of up to five years. Purchased computer software products are amortized using the straight-line method over their estimated useful lives of three years. Leasehold improvements are amortized by the straight-line method over the shorter of the remaining term of the lease or the economic useful life of the asset. The Company evaluates its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In the evaluation, the Company compares the values of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than the carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. At December 31, 2005, the Company incurred an impairment charge of $387,055, representing the difference between what the Company had received and expects to receive, $2,785 and $1,000, respectively, from the disposal of its excess furniture and fixtures, as well as the abandonment of its leasehold improvements (see Note M), and their respective carrying values at that date; and the security deposit of $83,147, on its office lease. At December 31, 2004, the Company had not incurred an impairment charge.

[4] Software development costs:

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Computer Software To Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There has been very limited software development costs incurred between the time the SpyHunter™ software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to general and administrative expense.

[5] Advertising expenses:

Advertising expenses, consisting primarily of space purchased from various Internet-based marketers as well as search engines, are expensed as incurred. For the years ended December 31, 2005 and 2004, advertising expense amounted to $88,611 and $5,636,743, respectively, and is included in marketing and selling expenses in the Company’s Statement of Operations for those respective years.

[6] Income taxes:

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years during which those temporary differences are expected to be recovered or settled.

[7] Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the period. Estimates are used in accounting for cost of post-contract customer support, sales returns and allowances, life of depreciable and amortizable assets, employee benefits, provision for income taxes, realization of deferred tax assets and impairment of long-lived assets. Actual results could differ from those estimates.

[8] Stock-based compensation:

The Company records compensation expense for its stock-based employee compensation plans in accordance with the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. The Company’s options are issued with a strike price equal to the market price of the underlying stock at date of grant and, accordingly, no compensation cost has been recognized for its stock option plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004”). SFAS 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123 (revised 2004) requires using a modified version of prospective application, under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method, under which all prior periods impacted by SFAS 123 are restated. SFAS 123 (revised 2004) is effective, for the Company, as of January 1, 2006, with early adoption permitted. The impact of adoption of SFAS 123 (revised 2004) cannot be presently predicted, as it will depend on amounts of share-based payments that are granted in the future. As of December 31, 2005 there was $667,346 of total unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plan. The cost is expected to be recognized over the 17 month weighted-average remaining contractual life.

The following table illustrates the effect on net income (loss) and earnings (loss) per share for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 (revised 2004) to stock-based employee compensation:

	Year ended December 31,
	2005	2004
Net income (loss), as reported	$10,173,096	$(4,777,224)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	74,127	0
Pro forma net income (loss)	$10,098,969	$(4,777,224)
Earnings (loss) per share:
As reported:
Basic	$0.63	$(0.33)
Diluted	$0.63	$(0.33)
Pro forma:
Basic	$0.60	$(0.33)
Diluted	$0.60	$(0.33)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted average assumptions: Volatilty, 90%; Expected Life of Options, 5 years; Risk Free Interest Rate, 3.91% ; and Dividend Yield, 0%. The weighted-average fair value of options granted during the year ended December 31, 2005 was $0.79.

[9] Earnings per share:

Basic earnings (loss) per share are computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the year ended December 31, 2005, diluted earnings per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Options to purchase 953,610 shares of common stock were outstanding during the year ended December 31, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the year ended December 31, 2004, the basic and diluted weighted average shares outstanding are the same because no options were outstanding during the year.

[10] Future impact of recently issued accounting standards:

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the Company’s Financial Statements will depend on the nature and significance of future accounting changes subject to this statement.

[11] Cash and cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Note D - Restricted Cash

Under a credit card processing agreement with a financial institution, which was terminated as of December 31, 2004, the Company had been required to maintain a security reserve deposit as collateral. The amount of the deposit was at the discretion of the financial institution and as of December 31, 2004 it was $1,004,640. During the year ended December 31, 2005, these funds were released to the Company and have been reflected in net cash provided by operating activities for the year ended December 31, 2005, with the result that net cash used in operating activities for the year ended December 31, 2005 was $136,225. Without the benefit of these funds, the Company, in all likelihood, would have exhausted its cash resources prior to December 31, 2005.

Note E - Concentrations of Credit Risk

Cash and cash equivalents

The Company has placed its cash and cash equivalents and had placed its restricted cash with highly capitalized financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2005 and 2004, such cash balances were in excess of FDIC limits.

Accounts receivable

The Company utilizes a third-party servicer (the “servicer”) that acts as a retail merchant to process its sales of software products and to collect its sales receipts from the customers’ credit card companies. The servicer holds the receipts until the end of the month subsequent to the month of the sale, at which time it remits the funds, net of the servicer’s commission, to the Company. This process represents a significant concentration of the Company’s accounts receivable. Accordingly, if the servicer were not able to pay the amounts owed to the Company, the impact would have a material adverse effect upon the Company’s liquidity, financial position and results of operation.

Note F - Property and Equipment

Property and equipment consist of the following at December 31:

			Estimated
	2005	2004	Useful Lives

Computer hardware	$14,000	$376,861	3 - 5 years
Furniture and fixtures	0	144,715	5 years
Communication systems and equipment	0	28,099	3 years
Leasehold improvements	0	21,202	Life of lease
Purchased software	0	8,770	3 years

	14,000	579,647
Less accumulated depreciation and amortization	7,000	114,194

	$7,000	$465,453

During the years ended December 31, 2005 and 2004, the Company recorded depreciation and amortization expense of $161,045 and $87,024, respectively. As discussed in Note C-3, the Company recognized an impairment charge of $387,055 during the year ended December 31, 2005. As the Company terminated 61% of its employees during the year ended December 31, 2005 and outsourced their functions to independent contractors as well as remaining employees, the computer and communications equipment, software and furniture and fixtures used by these employees became excess. At December 31, 2005, the Company had sold some of that property and equipment to its employees and former employees, and had entered into an agreement with a third party to sell a portion of the remainder. Since this property and equipment was principally computer and telecommunications equipment, its fair value was deemed to be de minimis and the undepreciated balance was written off, net of a token amount of actual and anticipated proceeds.

Until March 1, 2006, the Company leased space at 17 State Street, New York, New York (the "Building").  On March 10, 2006, the Company advised the owner of the Building that in view of the owner's breach of certain of its obligations under the Company's lease of space at the Building, the Company had no choice but to vacate the premises.  Accordingly, the Company relocated to offices in Stamford, Connecticut in order to conserve cash while it attempts to develop a viable business plan, rebuild its business and explore strategic alternatives, such as a sale of the Company, a merger or other transaction.  The Company may seek to recover the damages it sustained as a result of the landlord's breach.  However, it is possible that a court might find that the Company, which takes the position that it was relieved of its obligations to pay rent on account of the owner's breach, is liable for the amount of unpaid rent over the remaining term of the lease, plus legal costs, penalties and interest, on the unpaid rent, plus additional damages resulting from the Company's vacating the premises, less a security deposit of $83,147 (see Note M). The furniture and fixtures at this location as well as the leasehold improvements of the demised premises were abandoned and the Company deemed them to be worthless as of December 31, 2005. In addition, the Company has taken an impairment charge of $83,147 for the security deposit, which may be at risk.

Note G - Stockholders’ equity

The Company has 10,000,000 shares of authorized and unissued capital stock designated as Preferred Stock, $0.001 par value.

Note H - Provision for Income Taxes

The reconciliation of the income tax provision (benefit) computed at the U.S. federal statutory tax rate to the income tax provision (benefit) is as follows:

	2005	2004
Computed provision (benefit)	$6,234,900	$(4,512,000)
State tax provision (benefit), net of federal effect	3,080,003	(1,496,000)
Decrease in valuation allowance		(2,274,000)
Other	(732,936)	(213,000)

Income tax provision (benefit)	$8,581,967	$(8,495,000)

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred revenue	$4,270,060	$2,861,000
Net operating loss (carrybacks) carryforwards	(4,270,060)	5,634,000

Net deferred tax asset	$0	$8,495,000

As of December 31, 2004, the Company had a federal net operating loss carryforward of approximately $12,559,000 available to offset future taxable income through 2024. This net operating loss carryforward was fully utilized during the year ended December 31, 2005.

Note I - Commitments and Contingencies

[1] Lease:

During 2004, the Company entered into an operating lease for 6,236 square feet of office space for its corporate offices at 17 State Street in downtown Manhattan (see Note M). The lease, which requires minimum monthly rental payments of approximately $16,600, expires on November 30, 2007. In connection with the lease, the Company had provided to the landlord, as a security deposit, an irrevocable and unconditional letter of credit in the principal amount of $83,147. The letter of credit is collateralized by a certificate of deposit account, which matures on December 31, 2007.

Rent expense amounted to $199,583 and $264,473 for the years ended December 31, 2005 and 2004, respectively.

The following is a schedule by years, of future minimum annual lease payments under the operating lease at 17 State Street, as of December 31, 2005:

Year	Operating Lease
2006	$199,552
2007	182,923

Total minimum lease payments	$382,475

[2] Consulting agreement:

In April of 2000, the Company entered into an eighteen-month consulting agreement with an individual. Under the terms of the agreement the consultant would receive 125,000 shares of the Company’s common stock that would vest over the term of the agreement. The agreement was terminated in 2001 and the consultant received 59,000 shares of the Company’s common stock in connection with the services that were provided through the termination date. The Company and the consultant reached an agreement and the consultant exchanged the shares for Maxi shares of common stock on April 8, 2005, as discussed in Note B.

[3] Contingencies:

From time to time the Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. As discussed above and in Note M, the Company vacated its office space at the Building during the first quarter of 2006, as a result of the owner's breach of certain obligations under the Company's lease at the Building. It is possible that a court might find that the Company is liable for the amount of unpaid rent over the remaining term of the lease, plus legal costs, penalties and interest, on the unpaid rent, plus additional damages resulting from the Company's vacating the premises, less a security deposit of $83,147.

Note J - Profit Sharing Plan

During 2004, the Company adopted a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"). The 401(k) Plan became effective on May 1, 2004. Eligible employees are able to make contributions to the 401(k) Plan, which are matched by the Company at the rate of 50% of the first $10,000 of an individual employee's contribution. The Company's contributions to the 401(k) Plan for the years ended December 31, 2005 and 2004 were $70,307 and $107,936, respectively.

Note K - Stock Option Plan

During the year ended December 31, 2005, the Company adopted the 2005 Stock Option and Grant Plan (the “Stock Option Plan”), and granted options, under the Stock Option Plan to employees, a non-employee director and to two consultants, to purchase an aggregate of 1,257,595 shares of the Company’s common stock at exercise prices ranging from $1.10-$1.26. Exercise prices are determined by the closing price of the Company’s common stock on the date of the grant or the most recent previous closing price if the common stock has not traded on that day (the “Closing Price”). In the case of non-employee directors, consultants and all employees except the Company’s two co-founders, the price of the grant is equal to the Closing Price. For the Company’s two co-founders, the price of the grant is equal to 110% of the Closing Price. The options vest over periods of up to three years and are generally exercisable for a period of 10 years from the date of the grant, except that for the Company’s two co-founders, the grants are exercisable for a period of five years from the date of the grant. Subsequent to the granting of the options, eleven employees were terminated by the Company during the year ended December 31, 2005, and their unvested options were terminated. As a result, option grants for 303,985 shares were cancelled and returned to the Stock Option Plan, and the total number of options outstanding at December 31, 2005 was 953,610, of which 60,929 have vested and another 89,860 options were scheduled to vest on January 1, 2006. No options were exercised during the year ended Decmeber 31, 2005, as the market price of the Company’s common stock was significantly below the exercise prices during a substantial portion of the year.

The fair value of each option was estimated as of the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 90%; risk-free interest rates ranging from 3.91% to 4.00%; and expected lives of five years from the date of grant.

Note L - Transactions with Related Parties

During 2004, Adorons loaned $120,000 to its Chief Executive Officer, who is also one of the Company’s founders as well as a stockholder. This loan, including interest at market rates, was repaid prior to the completion of the reverse takeover, by the redemption and cancellation of 21,840 shares of Adorons’ common stock owned by this individual. This redemption and cancellation of shares is presented in the Statement of Changes in Stockholders Equity (Capital Deficit) as 61,743 shares, which is the number of newly issued common shares of Maxi that this individual would have received in connection with the Exchange.

In November 2004, the Company entered into a financial advisory agreement with an entity whose chairman owns approximately 0.05% of the Company’s common stock. The agreement provided for a $500,000 advisory fee payable in cash upon the Company’s execution of a Share Exchange Agreement with a public company, which amount was paid in December 2004 to that entity.

Note M - Subsequent Event

Until March 1, 2006, the Company leased space at 17 State Street, New York, New York (the "Building").  On March 10, 2006, the Company advised the owner of the Building that in view of the owner's breach of certain of its obligations under the Company's lease of space at the Building, the Company had no choice but to vacate the premises.  Accordingly, the Company relocated to offices in Stamford, Connecticut in order to conserve cash while it attempts to develop a viable business plan, rebuild its business and explore strategic alternatives, such as a sale of the Company, a merger or other transaction.  The Company may seek to recover the damages it sustained as a result of the landlord's breach.  However, it is possible that a court might find that the Company, which takes the position that it was relieved of its obligations to pay rent on account of the owner's breach, is liable for the amount of unpaid rent over the remaining term of the lease, plus legal costs, penalties and interest, on the unpaid rent, plus additional damages resulting from the Company's vacating the premises, less a security deposit of $83,147.