Form 10QSB
period 2006-03-31
ENIGMA SOFTWARE GROUP, INC
filed 2006-05-10
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period and nine-month period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 33-08070-LA

ENIGMA SOFTWARE GROUP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2675930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Stamford Landing, Suite 100 Stamford, CT 06902
(Address of Principal Executive Offices)
(888) 360-0646
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act)  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,243,267 shares of Common Stock, $0.001 par value, outstanding as of  May 7, 2006.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

ENIGMA SOFTWARE GROUP, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION		3

Item 1. Condensed Financial Statements		3

	Condensed Balance Sheet at March 31, 2006 (unaudited)	3

	Condensed Statements of Operations for the three-month periods ended March 31, 2006 and 2005 (unaudited)	4

	Condensed Statement of Changes in Capital Deficit for the three-month period ended March 31, 2006 (unaudited)	5

	Condensed Statements of Cash Flows for the three-month periods ended March 31, 2006 and 2005 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation		11

Item 3. Controls and Procedures		28

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings
Item 2.	Unregistered Shares of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES		30

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Enigma Software Group, Inc.
Condensed Balance Sheet
March 31, 2006
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$167,705
Accounts receivable	40,879
Prepaid expenses and other current assets	5,028

Total current assets	213,612

Property and equipment, net	5,833
Security deposit	6,700

Total Assets	$226,145

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$115,271
Income taxes payable	86,166
Deferred revenue	378,167

Total current liabilities	579,584

Commitments and contingencies

CAPITAL DEFICIT
Common stock, par value $0.001, 100,000,000 shares authorized;
16,243,267 issued and outstanding	16,243
Additional paid-in capital	74,204
Accumulated deficit	(443,886)

Total capital deficit	(353,439)

Total Liabilities and Capital Deficit	$226,145

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Operations
For the three-month periods ended March 31,
(unaudited)

	2006	2005

Revenues:
Sales of software products	$297,440	$4,982,038
Commission income and advertising revenues	24,839	53,517
Total revenues	322,279	5,035,555

Expenses:
Marketing and selling	20,427	174,065
General and administrative	620,359	792,749
Depreciation and amortization	1,167	40,261

Total costs and expenses	641,953	1,007,075
Operating (loss) income	(319,674)	4,028,480
Interest income	5,062	3,651
(Loss) income before income tax provision	(314,612)	4,032,131
Income tax provision		1,777,166
Net (loss) income	$(314,612)	$2,254,965

Basic net (loss)/income per common share	$(.02)	$0.15
Diluted net (loss)/income per common share	$(.02)	$0.15

Weighted average shares outstanding:
Basic	16,243,267	15,428,245
Diluted	16,243,267	15,438,695

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statement of Changes in Capital Deficit
For the three-month period ended March 31, 2006

			Additional		Total
	Common	Stock	Paid-in	Accumulated	Capital
	Shares	Par value	Capital	Deficit	Deficit

Balance - December 31, 2005	16,243,267	$16,243	$(55,502)	$(129,274)	$(168,533)

Stock based compensation expense			129,706		129,706
Net loss for the three-month period				(314,612)	(314,612)

Balance - March 31, 2006 (unaudited)	16,243,267	$16,243	$74,204	$(443,886)	$(353,439)

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Cash Flows
For the three-month periods ended March 31,
(unaudited)
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(314,612)	$2,254,965
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest income on officer’s loan		(819)
Stock based compensation expense	129,706
Depreciation and amortization	1,167	40,261
Changes in:
Restricted cash		954,640
Accounts receivable	10,417	(136,193)
Prepaid expenses and other current assets	2,744	98,548
Security Deposit	(6,700)
Deferred tax asset		1,775,000
Accounts payable and accrued expenses	54,244	(173,203)
Deferred revenue	(191,445)	(4,642,338)
Note payable	10,176

Net cash (used in) provided by operating activities	(304,303)	170,861

Cash flows from investing activities:
Purchase of property and equipment		(3,523)

Net (decrease)/increase in cash and cash equivalents	(304,303)	167,338
Cash and cash equivalents - beginning of period	472,008	615,734

Cash and cash equivalents - end of period	$167,705	$783,072

Non-cash transaction:
Common shares redeemed in connection with repayment of loan and interest by shareholder		$123,485

See notes to condensed financial statements.

Enigma Software Group, Inc.
Notes to Condensed Financial Statements
For the three-month period ended March 31, 2006
(unaudited)

Note A - Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Enigma Software Group, Inc. Form 10-KSB filing with the SEC on April 10, 2006. The results for the interim period are not necessarily indicative of the results for the full fiscal year.

Note B - Going Concern - The Company continues to lose money and may not stay in operations

During the year ended December 31, 2005, the Company did not generate sufficient cash flows from revenues to fund its operations and during the three months ended March 31, 2006 the Company has not generated sufficient cash flows from revenues to fund its operations (see Note D-1). As its cash position continued to deteriorate during the first quarter of 2006, it became obvious that drastic actions would be necessary in order to gain time as the Company continues to develop additional sources of revenue, seeks new sources of capital and reviews strategic alternatives (see Note K).

At March 31, 2006, the Company had negative net working capital of $365,972, including deferred revenue of $378,167. Adding back this deferred revenue, the Company had net working capital $12,195 available to fund ongoing operations. The Company’s net working capital position has continued to deteriorate into the second quarter of 2006. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its net working capital reserves during the second quarter of 2006.

The Company is in the process of developing a new business plan, which is designed to build a new revenue model based upon the Company’s prior development and marketing successes. This new business plan will also entail raising capital for product development, marketing and increased avenues of distribution, as well as such strategic alternatives as acquisitions of complimentary security software businesses. There can be no assurance that the Company will be able to raise any new financing or that its new business plan will be successful. In addition, if the Company is able to raise new financing, such new financing will most likely involve substantial dilution to the current stockholders.

Note C - Reverse takeover

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

The 14,588,258 shares of common stock represented approximately 89.81% of the ownership interests in Maxi. The Exchange, which resulted in the stockholders of Adorons obtaining control of Maxi, represented a recapitalization of Maxi, or a reverse takeover, rather than a business combination. As a non-operating company, the assets and liabilities of Maxi were not material to the reverse takeover. For accounting purposes, Adorons was considered to be an acquirer in the reverse acquisition transaction and, consequently, the financial statements are the historical financial statements of Adorons and the reverse takeover has been treated as a recapitalization of Adorons. Additionally, on February 16, 2005, Maxi issued 135,000 shares of common stock to a related party for the assumption of certain liabilities that amounted to approximately $46,000.

Enigma Software Group, Inc.
Notes to Condensed Financial Statements
For the three-month period ended March 31, 2006
(unaudited)

On April 14, 2005, Maxi completed a reincorporation merger to the State of Delaware and changed its name to Enigma Software Group, Inc. On May 17, 2005, Adorons merged into its parent company, Enigma Software Group, Inc., and ceased to exist as a separate company. Henceforth, Enigma Software Group, Inc. (“Enigma”) is defined as the Company.

Note D - Selected Significant Accounting Policies

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

In connection with the issuance of SpyHunter 2.0, which was released in late January 2005, the Company announced to all of its existing customers that as of March 10, 2005, the Company would no longer support and/or provide updates to its SpyHunter software issued prior to the introduction of SpyHunter 2.0 (“SpyHunter 1 series”) and the Company ceased to offer the SpyHunter 1 series, for which PCS had been provided for an indefinite period. As an incentive to purchase the recently released SpyHunter 2.0, the Company offered this new software to its existing customers free of charge for a period of 90 days. Since VSOE did not exist for the allocation of revenue to the various elements of the SpyHunter 1 series arrangement, the Company had deferred all revenue from such arrangements. However, with the discontinuance of the SpyHunter 1 series, the Company began to recognize its deferred revenue related to the SpyHunter 1 series, beginning March 11, 2005, ratably over a period of 90 days. Accordingly, during the year ended December 31, 2005, the Company recognized as revenue, all sales from its SpyHunter 1 series software, while no additional cash was received during that year in connection with these sales. Substantially all (99.6%) of the revenue from sales of software products reported during the three months ended March 31, 2005 is due to this revenue recognition policy.

SpyHunter 2.0 provides for twelve months of post-contract customer support and updates, if any. Accordingly, the Company recognizes revenue from sales of SpyHunter 2.0 ratably over the 12-month period subsequent to each sale of SpyHunter 2.0. The Company considers revenue from SpyHunter 2.0 sales to be attributable to the service element. Similarly, the Company recognizes revenues from sales of its AdoronsTM Easy Security (previously known as AdoronsTM Anonymous Surfing)  software ratably over the 12-month period subsequent to each sale. The Company considers revenue from the sales of this product to be attributable to the service element as well. During the three month periods ended March 31, 2006 and 2005, the revenue recognized from such sales was approximately $297,400 and $19,000, respectively. Actual cash sales during these periods were approximately $106,000 and $234,000, respectively.

With respect to commission income, the Company recognizes such revenue at the time of delivery of the product or the service for which the commission is earned; and with respect to on-line advertising, at the time the advertising revenue is generated as determined by the consumer’s click-through to the advertiser’s website.

[2] Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the period. Estimates are used in accounting for the cost of post-contract customer support, sales returns and allowances, life of depreciable and amortizable assets, employee benefits, provisions for income taxes, realization of deferred tax assets and lease cancellation costs. Actual results could differ from those estimates.

Enigma Software Group, Inc.
Notes to Condensed Financial Statements
For the three-month period ended March 31, 2006
(unaudited)

[3] Stock-based compensation expense

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004”). SFAS 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123 (revised 2004) requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 are restated. SFAS 123 (revised 2004) is effective, for the Company, as of January 1, 2006, with early adoption permitted. We have adopted prospective application and accordingly all compensation costs associated with vested and unvested incentive stock options have been expensed in the first quarter of 2006. This resulted in a charge to earnings of $129,706. Since this expense is non-deductible for tax purposes, the recording of such would give rise to a deferred tax asset of $42,769. However, since the Company has reported a loss for the quarter before taxes and has utilized all if its Net Operating Loss carryforwards, such benefit would not be realizable and as a result, has been entirely offset by a valuation reserve.

[4] Earnings per share:

Basic earnings per share is computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the three month period ended March 31, 2006, diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method.

Note E - Restricted Cash

Under a credit card processing agreement with a financial institution, which was terminated as of December 31, 2004, the Company had been required to maintain a security reserve deposit as collateral. The amount of the deposit was at the discretion of the financial institution and as of December 31, 2004, it was $1,004,640. During the three months ended March 31, 2005, $954,640 of these funds were released to the Company and were reflected in net cash provided by operating activities for the three month period ended March 31, 2005, with the result that net cash provided by operating activities for the three month period ended March 31, 2005 was $170,861. Without the benefit of these funds, the Company would have reported net cash used in operating activities for the three months ended March 31, 2005 in the amount of $783,779.

Note F - Stockholders’ equity

The Company has 10,000,000 shares of authorized and unissued capital stock designated as Preferred Stock, $0.001 par value.

Note G - Contingencies

From time to time, the Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. As discussed in Note K, the Company vacated its office space at 17 State Street, New York City as of February 28, 2006, as a result of the owner's breach of certain obligations under the Company's lease. It is possible that a court might find that the Company is liable for the amount of unpaid rent over the remaining term of the lease, plus legal costs, penalties and interest, on the unpaid rent, plus additional damages resulting from the Company's vacating the premises, less a security deposit of $83,147. In addition, the Company is in dispute with the operator of a co-location facility where the Company had maintained a portion of its computer equipment until March 2006. The Company removed that equipment and ceased paying the operator the amount required under its agreement with the operator. The Company and the operator are in discussion as to a mutually agreeable settlement of the amount owed for the remaining term of the agreement.

Enigma Software Group, Inc.
Notes to Condensed Financial Statements
For the three-month period ended March 31, 2006
(unaudited)

Note H - Stock Option Plan

During the year ended December 31, 2005, the Company granted options, under the 2005 Stock Option and Grant Plan (the”Stock Option Plan”), to employees, a non-employee director and consultants to purchase an aggregate of 1,257,595 shares of the Company’s common stock at exercise prices ranging from $1.10-$1.26. The options vest over periods of up to three years. Subsequent to the granting of the options, 11 employees were terminated by the Company and their unvested options were terminated. As a result, option grants for 303,985 shares were cancelled and returned to the Stock Option Plan, and the total number of options outstanding at December 31, 2005 and March 31, 2006 was 953,610.

The fair value of each option was estimated as of the date of issuance using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 90%; risk-free interest rates ranging from 3.91% to 4.00%; and expected lives of five years from the date of grant.

Note I - Profit Sharing Plan

During 2004, the Company adopted a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"). The 401(k) Plan became effective on May 1, 2004. Eligible employees are able to make contributions to the 401(k) Plan, which are matched by the Company at the rate of 50% of the first $10,000 of an individual employee's contribution. The Company's contribution to the 401(k) Plan for the three-month periods ended March 31, 2006 and 2005 was $13,876 and $13,885, respectively.

Note J - Provision for Income Taxes

The income tax benefit or expense for the three month periods ended March 31, 2006 and 2005 differed from the amounts computed by applying the fereral income tax rate of 34% to the pre-tax loss or income as a result of the following:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Computed (Benefit) Provision	$(64,589)	$1,370,925
Provision for State & Local Income Taxes		406,241
Deferred Tax Asset Associated with Share-Based Compensation	(42,769)
Total Calculated (Benefit) Provision	(107,358)
Increase in Valuation Allowance	107,358

Net (Benefit) Provision	$0	$1,777,166

Note K - Lease Cancellation

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

At March 31, 2006, the Company had negative net working capital of $365,972, including deferred revenue of $378,167. Adding back this deferred revenue, the Company had net working capital $12,195 available to fund ongoing operations. The Company’s net working capital position has continued to deteriorate into the second quarter of 2006. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its net working capital reserves during the second quarter of 2006. Even if the Company is successful in raising new working capital, it is expected that such financing will be very dilutive to the current stockholders.

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

Because our business is evolving and changing, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns, and our revenues may suffer as a result. In the meantime, we will continue to incur operating expenses which consist principally of compensation, occupancy and telecommunications costs as well as legal, auditing and other ancillary costs associated with being a public company. If we are not able to generate positive cash flow from operations, or to attract additional equity financing or debt financing, we will be required to further reduce our cash balances, which may lead to a liquidity crisis in the months ahead.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. Any failure or difficulties in implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. During the year ended December 31, 2005, we found it necessary to reduce our staffing in order to conserve cash, as our level of business activity declined. As a result, there is very limited segregation of duties. We have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash. However, with only seven employees at the Company, total segregation of duties is not practicable.

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

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate, or settle, and could divert management resources and attention.  An adverse determination could also prevent us from offering our products and services to others and may require that we procure substitute products or services.

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

Our future success depends in large part upon the continued service of key members of our senior management team. In particular, our founders, Colorado Stark and Alvin Estevez, are critical to our overall management, as well as to the development of our technology, our culture and our strategic direction. We do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

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

The markets for certain of our products and services are new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively, and in a timely manner, and to offer products and services that meet these demands. The development of new or enhanced software products and services is a complex and uncertain process. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements and could increase research and development costs. Further, we may experience delays in market acceptance of new products or product enhancements as customers evaluate the advantages and disadvantages of upgrading to our new products or services.

There is significant competition in our market, which could make it difficult to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share.

The market for our products and services is highly competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change either to be maintained or at least be increased in the future.

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

We may not be able to access third party technology, which we depend upon to conduct our business, and as a result, we could experience delays in the development and introduction of new products and services or enhancements of existing products and services.

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

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

Our common stock has been trading in the public market for slightly more than one year. To date, trading volume has been very light, as approximately 90% of our outstanding shares are unregistered, and cannot yet be traded. We cannot predict the extent to which a trading market will develop for our common stock or how liquid that market might become. The trading price of our common stock has been and is expected to continue be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Disruption to our operations.

•	The emergence of new sales channels in which we are unable to compete effectively.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board of directors or management.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Changes in earnings estimates or recommendations by securities analysts.

•	General economic conditions and slow or negative growth of related markets.

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

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC, the NYSE and NASDAQ. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

The concentration of our capital stock ownership with our founders, executive officers, employees, and our directors and their affiliates will limit our stockholders ability to influence corporate matters.

Our founders, executive officers, directors (and their affiliates) and employees together own approximately 77.0% of our common stock, representing approximately 77.0% of the voting power of our outstanding capital stock. In particular, our two founders, Colorado Stark and Alvin Estevez, combined control approximately 74.2% of our outstanding common stock, representing approximately 74.2% of the voting power of our outstanding capital stock. Colorado Stark and Alvin Estevez therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future. This concentrated control limits the ability of stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

As of March 31, 2006, there were 16,243,267 shares of our common stock outstanding, at a closing market price of $0.07 for a total market valuation of approximately $1,137,000. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own 12,052,051 shares of our common stock. Our common stock has a public float of approximately 1.6 million shares, which shares in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including future shares issued upon the exercise of warrants (of which none are presently outstanding), or stock options (of which 953,610 were outstanding as of March 31, 2006 and 2,391,610 were outstanding as of this filing) and/or conversion of preferred stock (of which none has been issued or is outstanding at present) into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

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

General Discussion on Results of Operations and Analysis of Financial Condition

For the three-month periods ended March 31, 2006 and 2005

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the three-month periods ended March 31, 2006 and 2005, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

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

Specifically, we recognize revenues in accordance with SOP No. 97-2 “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These statements of position provide guidance for recognizing revenues related to sales by software vendors. We sell our software products over the Internet. Customers order the product and simultaneously provide their credit card information to us. Upon receipt of authorization from the credit card issuer, the customer downloads the products over the Internet. As part of the sales price of $29.99, we provide post-contract customer support (“PCS”), consisting primarily of e-mail support and free updates to our software products as and when such updates are available.

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

Our sales of software arrangements are considered to be multiple deliverables. In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements based on vendor specific objective evidence (“VSOE”) of fair value. On all sales of SpyHunter 1 series which occurred from June 2003 through January 2005, VSOE did not exist for the allocation of revenue to the various elements of the arrangement. As a result, we deferred all revenue from these arrangements. This deferred revenue totaled $21,270,075 and consisted of $6,320,000 deferred for the year ended December 31, 2003, approximately $14,850,000 for the year ended December 31, 2004 and approximately $105,000 for the month of January 2005.

We informed all of our customers that as of March 10, 2005, we would no longer support or provide updates to the SpyHunter 1 series software and we offered SpyHunter 2.0 to existing customers free of charge for a period of 90 days. Accordingly, we have recognized as revenue, all proceeds from the sales of SpyHunter 1 series that occurred from June 2003 through January 2005, ($21,270,075) during the 90 day period from March 11, 2005 through June 10, 2005, at the daily rate of 1/90 of the total deferred revenues.

With respect to sales of SpyHunter 2.0 and Adorons Easy Security, which have PCS limited to one year after the sale, VSOE does exist for the allocation of revenue to the various elements of the arrangement, as we consider the revenue from such sales to be attributable to the service element. Accordingly, we recognize the license fees from these products during the 12-month period immediately subsequent to the sale. During the three-month period ended March 31, 2006, revenue in the amount of $297,440 was reported, while acual cash sales were only $105,995. The difference of $191,444 was attributable to partial recognition of sales deferred from prior periods, net of a partial deferment of first quarter 2006 sales. Similarly, for the three-month period ended March 31, 2005, revenue in the amount $4,982,038 was reported, while actual cash sales were $234,071. The difference of $4,747,967 was attributable to partial recognition of sales deferred from periods prior to the first quarter of 2005, net of a partial deferment of first quarter 2005 sales.

Customers are also able to order a CD version of, and an extended download service for, SpyHunter 2.0, in which case we earn commission income, all of which is recognized at the time of delivery of the product or service; as is any commission income that we earn on sales of other companies products or from on-line advertising of such products on our various websites.

Reserves for Product Returns

Our policy with respect to product returns is spelled out in our End User License Agreement (“EULA”), which states “…products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis.” As of March 31, 2006, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept greater or fewer products for return.

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

Legal Contingencies

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity. As discussed in the Notes to Financial Statements and above, until March 1, 2006, the Company had leased space at 17 State Street, New York, New York (the "Building").  On March 10, 2006, the Company advised the owner of the Building that in view of the owner's breach of certain of its obligations under the Company's lease of space at the Building, the Company had no choice but to vacate the premises.  Accordingly, the Company relocated to offices in Stamford, Connecticut in order to conserve cash while it attempts to develop a viable business plan, rebuild its business and explore strategic alternatives, such as a sale of the Company, a merger or other transaction.  The Company may seek to recover the damages it sustained as a result of the landlord's breach.  However, it is possible that a court might find that the Company, which takes the position that it was relieved of its obligations to pay rent on account of the owner's breach, is liable for the amount of unpaid rent over the remaining term of the lease, plus legal costs, penalties and interest, on the unpaid rent, plus additional damages resulting from the Company's vacating the premises, less a security deposit of $83,147. In addition, the Company is in dispute with the operator of a co-location facility where the Company had maintained a portion of its computer equipment until March 2006. The Company removed that equipment and ceased paying the operator the amount required under its agreement with the operator. The Company and the operator are in discussion as to a mutually agreeable settlement of the amount owed for the remaining term of the agreement.

Results of Operations For the Three-Month Periods Ended March 31, 2006 and 2005

Overview

Our goals for the past several years were to launch SpyHunter, generate significant licensing fees and continue to build on that success by generating even greater licensing fees. We were successful in accomplishing these goals, but as discussed above, all of the revenue associated with the SpyHunter 1 series was deferred and not recognized as revenue until 2005, while the cash was received and used principally during 2003 and 2004 to support our operations. Therefore, all of our deferred revenue reported for the 2003 and 2004, approximately $21.1 million, was realized and recorded as non-recurring revenue during 2005, without any cash flow effect. Our business plan going forward is to continue to develop both Internet software products and services for consumers in order to establish recurring subscription revenue.

Revenues

For the three-month period ended March 31, 2006, reported revenues from the sales of software products were $297,440, consisting of revenue recognized from sales of SpyHunter 2.0 and Adorons Easy Security. Also, for the three-months ended March 31, 2006, commission income and advertising revenues were $24,839. For the comparable prior year period, the revenue reported was $53,517 of commission income and advertising revenue.

For the three-month period ended March 31, 2005, reported revenues from the sales of software products totaled $4,982,038, consisting of the non-cash recognition of deferred revenue from sales of the SpyHunter 1 series of approximately $4,962,110 (the cash generated by these license fees having all been received during the years ended December 31, 2003, 2004 and the month of January 2005 and used to support operations of those years and period, respectively); and approximately $19,900 of revenue recognized from sales of SpyHunter 2.0 and Adorons Easy Security.

Expenses

Expenses for the three month periods ended March 31, 2006 and 2005 were $641,953 and $1,007,075, respectively.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Marketing and selling	$20,427	$174,065
General and administrative	620,359	792,749
Depreciation and amortization	1,167	40,261
Total expenses	$641,953	$1,007,075

For the three months ended March 31, 2006, marketing and selling expenses declined by approximately $153,600, or 88%, from that of the prior year comparable period, reflecting the substantial decline in actual sales of software products (approximately $106,000 in the first quarter of 2006 as compared to approximately $234,000 in the first quarter of 2005). Marketing and selling expenses are expensed as incurred and relate directly to the level of sales activity as opposed to the revenue reported for the period, which may have been entirely or partially deferred, as discussed above. Actual sales of software products (as compared to reported revenues from sales) declined for the quarter by approximately $80,000, or 34%, as anti-spyware products became accessible to consumers as part of bundled software products offered by other software vendors, and as SpyHunter reached maturity in its product life-cycle.

For the three months ended March 31, 2006, general and administrative expenses declined by approximately $172,000, or 22%. The decline was principally due to a decrease in compensation and benefits expense reflecting the lay-off of 11 employees in periods subsequent to the first quarter of 2005.

Depreciation and amortization expense declined by approximately $39,000 during the three months ended March 31, 2006 when compared to the comparable prior year period, principally due to the write down of impaired assets in the fourth quarter of 2005.

Net Income (Loss)

As a result of the foregoing and after accounting for interest income and income tax expense/(benefits), there was a net loss of approximately $315,000 for the three-months ended March 31, 2006 as compared to a net income of approximately $3.2 million for the comparable prior year period.

Liquidity and Capital Resources For the Three-Month Periods Ended March 31, 2006 and 2005

At March 31, 2006 we had cash and cash equivalents of $167,705. This compares unfavorably to cash and cash equivalents of $783,072 and restricted cash of $50,000 at March 31, 2005, and cash and cash equivalents of approximately $472,000 at December 31, 2005.

Net cash used in operating activities for the three-months ended March 31, 2006 was approximately $304,000 as compared to net cash provided by operating activities of approximately $171,000.

This decrease in operating cash flow as compared to the comparable period of the prior year reflects a decline in sales of our software products and our strategic shift to broaden our business by developing an Internet-based search network. Because our business is evolving and changing, our operating cash flow may continue to suffer, and past operations are not a good gauge for anticipating future operations. Advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns, and this could negatively impact on our operating cash flow as we attempt to develop this source of revenue. In the meantime we will continue to incur operating expenses, principally compensation and benefits and telecommunications costs as well as legal, auditing and other ancillary costs associated with being a public company. As a result the Company is in a liquidity crisis and its continued operations are in jeopardy.

Item 3. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Commission. During the year ended December 31, 2005, the Company found it necessary to reduce staffing in order to conserve cash, as its level of business activity declined. As a result, there is very limited segregation of duties. The Company has implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash. However, with only seven employees, total segregation of duties is not practicable.

B. Changes in Internal Control over Financial Reporting:

There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weaknesses.

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

________
** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENIGMA SOFTWARE GROUP, INC.

Date: May 10, 2006	By:	/s/ Alvin Estevez
Alvin Estevez, President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer