Form 10QSB
period 2006-06-30
ENIGMA SOFTWARE GROUP, INC
filed 2006-08-09
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 33-08070-LA

ENIGMA SOFTWARE GROUP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2675930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Stamford Landing, Stamford, CT 06902
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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act)
                                               Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,191,266 shares of Common Stock, $0.001 par value, outstanding as of August 8, 2006.

Transitional Small Business Disclosure Format (check One):	Yes ☐ No ☑

ENIGMA SOFTWARE GROUP, INC.

INDEX

Page
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements.	3

Condensed Balance Sheet at June 30, 2006 (unaudited)	3

Condensed Statements of Operations for the three-month periods and the six-month periods ended June 30, 2006 and 2005 (unaudited)	4

Condensed Statement of Changes in Capital Deficit for the six-month period ended June 30, 2006 (unaudited)	5

Condensed Statements of Cash Flows for the six-month periods ended June 30, 2006 and 2005 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation.	13

Item 3. Controls and Procedures.	29

PART II. OTHER INFORMATION	30

Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits.

SIGNATURES	32

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Enigma Software Group, Inc.
Condensed Balance Sheet
June 30, 2006
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$465,418
Accounts receivable	99,274
Convertible debenture subscription receivable	500,000
Prepaid expenses	3,814

Total current assets	1,068,506

Property and equipment, net	4,667
Deferred financing costs	95,000
Security deposit	6,700

Total Assets	$1,174,873

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$162,029
Income taxes payable	86,166
Accrued debenture interest	1,000
Deferred revenue	336,459

Total current liabilities	585,654

Secured convertible debentures due 2011	1,000,000

Commitments and contingencies

Total Liabilities	1,585,654

CAPITAL DEFICIT
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized;
7,433,988 issued and outstanding
Common stock, par value $0.001, 100,000,000 shares authorized;	7,434
4,191,266 issued and outstanding	4,191
Additional paid-in capital	108,569
Accumulated deficit	(530,975)

Total capital deficit	(410,781)

Total Liabilities and Capital Deficit	$1,174,873

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Operations
For the three-month and six month periods ended June 30,
(unaudited)

	Three Month Periods ended June 30,			Six Month Periods ended June 30,
	2006		2005	2006	2005
Revenues:
Sales of software products		$254,481	$16,418,139	$551,921	$21,400,177
Commission income and advertising revenues		15,801	16,817	35,991	70,334
Other revenue		4,348		8,997
Total revenues		274,630	16,434,956	596,909	21,470,511

Expenses:
Marketing and selling		26,378	66,804	46,805	240,869
General and administrative		333,336	730,843	953,695	1,523,592
Depreciation and amortization		1,166	40,262	2,333	80,523
Total expenses		360,880	837,909	1,002,833	1,844,984

Operating (loss) income		(86,250)	15,597,047	(405,924)	19,625,527
Interest income		161	3,895	5,223	7,546
Other income			238		238
Debenture interest expense		(1,000)		(1,000)

(Loss) income before income tax provision		(87,089)	15,601,180	(401,701)	19,633,311
Income tax provision			7,159,001		8,936,167

Net (loss) income		$(87,089)	$8,442,179	$(401,701)	$10,697,144

Basic net (loss)/income per common share	$	(0.01)	$0.52	$(0.03)	$0.68
Diluted net (loss)/income per common share	$	(0.01)	$0.52	$(0.03)	$0.67

Weighted average shares outstanding:
Basic		15,845,948	16,243,267	16,043,510	15,838,007
Diluted		15,845,948	16,258,443	16,043,510	15,847,798

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statement of Changes in Capital Deficit
For the six-month period ended June 30, 2006

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Capital
	Shares	Par value	Shares	Par value	Capital	Deficit	Deficit
Balance - December 31, 2005			16,243,267	$16,243	$(55,502)	$(129,274)	$(168,533)

Exchange and cancellation of common shares for newly issued preferred shares	7,433,988	$7,434	(12,052,001)	(12,052)	4,618

Stock based compensation expense					159,453		159,453

Net loss for the six-month period						(401,701)	(401,701)

Balance - June 30, 2006 (unaudited)	7,433,988	$7,434	4,191,266	$4,191	$108,569	$(530,975)	$(410,781)

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Cash Flows
For the six-month periods ended June 30,
(unaudited)

	2006	2005
Cash flows from operating activities:
Net (loss) income	$(401,701)	$10,697,144
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock based compensation expense	159,453
Depreciation and amortization	2,333	80,523
Interest income on officer’s loan		(819)
Changes in:
Accounts receivable	(47,978)	(245,000)
Prepaid expenses and other current assets	3,958	139,140
Security Deposit	(6,700)
Accounts payable and accrued expenses	111,197	(202,968)
Debenture interest accrued	1,000
Deferred revenue	(233,152)	(20,552,839)
Deferred tax asset		8,495,000
Income taxes payable		438,901
Restricted cash		995,140

Net cash used in operating activities	(411,590)	(155,778)

Cash flows from investing activities:
Purchase of property and equipment		(3,523)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	500,000
Less: deferred financing costs in connection with issuance of convertible debentures	(95,000)

Net cash provided by financing activities	405,000

Net (decrease)/increase in cash and cash equivalents	(6,590)	(159,301)
Cash and cash equivalents - beginning of period	472,008	615,734

Cash and cash equivalents - end of period	$465,418	$456,433

Non-cash transaction:
Common shares redeemed in connection with repayment of loan and interest by shareholder		$123,485

See notes to condensed financial statements.

Enigma Software Group, Inc.
Notes to Condensed Financial Statements
For the six-month period ended June 30, 2006
(unaudited)

Note A - Basis of presentation

The accompanying unaudited condensed financial statements of Enigma Software Group, Inc. (“Enigma” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Form 10-KSB filing with the SEC on April 10, 2006. The results for the interim period are not necessarily indicative of the results for the full fiscal year.

Note B - Financing Transaction

On June 28, 2006, the Company, entered into a Subscription Agreement (the “Subscription Agreement”) with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, “Dutchess”), and immediately closed the transaction pursuant to which the Company issued secured debentures, convertible into shares of common stock of the Company (the “Common Stock”), in the principal amount of One Million Dollars ($1,000,000) (the “Debentures”) (See Note G). Dutchess funded Five Hundred Thousand Dollars ($500,000) to the Company upon the initial closing and funded an additional Five Hundred Thousand Dollars ($500,000) to the Company on July 25, 2006 (the “Financing”), simultaneous with the Company’s filing of a registration statement (the “Registration Statement”) with the SEC, covering the shares of Common Stock underlying the Debentures.

The filing of the Registration Statement was in accordance with a Debenture Registration Rights Agreement, which was also entered into by the Company and Dutchess on June 28, 2006 and in which the Company agreed to register the shares of Common Stock issuable pursuant to the conversion of the Debentures as well as the exercise of outstanding warrants (the “Warrants”). Also, in connection with the Financing, on June 28, 2006, the Company and Dutchess entered into a Debenture Agreement, a Security Agreement and a Warrant Agreement.

Pursuant to the Security Agreement, the Company granted Dutchess a first priority security interest in certain property of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debentures and exercise and discharge in full all of the Company’s obligations under the Warrants.

In connection with the Financing, the Company’s two founders and principal stockholders, Colorado Stark and Alvin Estevez, each exchanged their shares of Common Stock (collectively 12,052,001 shares of Common Stock) for an aggregate 7,433,988 shares of newly issued Series A Convertible Preferred Stock (the “Preferred Stock”). While the Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. The purpose of this exchange was to provide anti-dilution protection to Messrs. Stark and Estevez up to 85% in light of the potential dilutive effect upon conversion of the Debentures and exercise of the Warrants. The shares of Common Stock that will be issued if the shares of Preferred Stock are converted will be very dilutive to the Company's common stockholders (see Note H).

Note C - Going Concern - The Company continues to lose money and may not stay in operations

During the year ended December 31, 2005 and the six month period ended June 30, 2006, the Company did not generate sufficient cash flows from revenues to fund its operations (see Note E-1). For the year ended December 31, 2005, the Company used cash of $137,226 in operating activities and cash of $6,500 in investing activities, and for the six month period ended June 30, 2006, the Company used $411,590 of cash in operating activities, for total net cash use of $555,316 over the 18 month period. As the Company began fiscal year 2005 with cash of $615,734, it had insufficient financial resources on hand in June 2006 to fund its operations for the remainder of the current year.

The Financing provided the Company with net cash of $405,000 on June 28, 2006 so that as of June 30, 2006 the Company had cash of $465,418 to fund its operations. However, unless the Company is successful in generating additional sources of revenue, or obtaining additional capital, or restructuring its business, the Company is likely to deplete its net working capital reserves during the third or fourth quarter of 2007.

The Company is in the process of implementing a new business plan, which is designed to build a new revenue model based upon the Company’s prior development and marketing successes. However, there can be no assurance that the Company’s new business plan will be successful.

Note D - Reverse takeover

Maxi Group, Inc. (“Maxi”), a non-operating public company, was incorporated on June 17, 1986 in the State of Nevada. On December 29, 2004, Maxi entered into a Share Exchange Agreement (the "Acquisition Agreement") with Adorons.com, Inc. (formerly known as Enigma Software Group, Inc.), a closely-held Delaware corporation which commenced operations in 1999 (“Adorons”). Adorons was a developer of security software products designed to give customers control over the programs installed on their computers in an automated and easy-to-use way, thereby enhancing transparency and user-control.

Pursuant to the terms of the Acquisition Agreement, which closed on February 16, 2005, Maxi acquired substantially all of the issued and outstanding capital stock of Adorons, in exchange for 14,158,953 newly issued shares of Maxi's common stock (the "Exchange"). In addition, Maxi acquired for $50,000, 97,633,798 shares of its own common stock from certain of its stockholders prior to the Exchange, which shares were canceled on February 16, 2005. Three stockholders of Adorons, who held 151,858 shares of common stock, did not exchange their shares for Maxi common stock at the time of the Exchange. However, on April 8, 2005, these stockholders did exchange all of their shares for 429,305 shares of Maxi common stock. For reporting purposes, these shares were considered to have been exchanged as of February 16, 2005.

The 14,588,258 shares of common stock newly issued by Maxi represented approximately 89.81% of the ownership interests in Maxi. The Exchange, which resulted in the stockholders of Adorons obtaining control of Maxi, represented a recapitalization of Maxi, or a reverse takeover, rather than a business combination. As a non-operating company, the assets and liabilities of Maxi were not material to the reverse takeover. For accounting purposes, Adorons was considered to be an acquirer in the reverse acquisition transaction and, consequently, the financial statements are the historical financial statements of Adorons and the reverse takeover has been treated as a recapitalization of Adorons. Additionally, on February 16, 2005, Maxi issued 135,000 shares of its common stock to a related party for the assumption of certain liabilities that amounted to approximately $46,000.

On April 14, 2005, Maxi completed a reincorporation merger to the State of Delaware and changed its name to Enigma Software Group, Inc. On May 17, 2005, Adorons merged into its parent company, Enigma Software Group, Inc., and ceased to exist as a separate company. Henceforth, Enigma Software Group, Inc. (“Enigma”) is defined as the Company.

Note E - Selected Significant Accounting Policies

[1]	Revenue recognition:

With respect to license fees generated from the sales of downloadable security software products, the Company recognizes revenues in accordance with Statement of Position (“SOP”) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance for recognizing revenues related to sales by software vendors. The Company sells its SpyHunter® software ("SpyHunter") over the Internet. Customers order the product and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company licenses the customer to download SpyHunter over the Internet. As part of the sales price, the Company provides post-contract customer support ("PCS") currently for a period of six months, which consists primarily of e-mail support and free updates to its SpyHunter software, as and when such updates are available. The sales of software arrangements by the Company are considered to be multiple deliverables. In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements, based on vendor-specific objective evidence ("VSOE") of fair value.

In connection with the issuance of SpyHunter 2.0, which was released in late January 2005, the Company announced to all of its then existing customers that as of March 10, 2005, the Company would no longer support and/or provide updates to its SpyHunter software issued prior to the introduction of SpyHunter 2.0 (“SpyHunter 1 series”), and the Company ceased to offer the SpyHunter 1 series, for which PCS had been provided for an indefinite period. As an incentive to purchase the then recently released SpyHunter 2.0, the Company offered this software to its existing customers free of charge for a period of 90 days. Since VSOE did not exist for the allocation of revenue to the various elements of the SpyHunter 1 series arrangement, the Company had deferred all revenue from such arrangements. However, with the discontinuance of the SpyHunter 1 series, the Company began to recognize its deferred revenue related to the SpyHunter 1 series, beginning March 11, 2005, ratably over a period of 90 days. Accordingly, during the year ended December 31, 2005, the Company recognized as revenue, all sales from its SpyHunter 1 series software, while no additional cash was received during that year in connection with these sales. Substantially all (99.4%) of the revenue from sales of software products reported during the six months ended June 30, 2005 is due to this revenue recognition policy.

SpyHunter 2.0 provided for twelve months of post-contract customer support and updates, if any. Accordingly, the Company recognized revenue from sales of SpyHunter 2.0 ratably over the 12-month period subsequent to each sale of SpyHunter 2.0. During May 2006, the Company introduced SpyHunter 2.7 for which the Company provides post-contract customer support and updates, if any, for a period of six months. The Company considers revenue from SpyHunter 2.0 and SpyHunter 2.7 sales to be attributable to the service elements. During the three month periods ended June 30, 2006 and 2005, the revenue recognized from the combined sales of SpyHunter 2.0 and 2.7 was approximately $254,000 and $104,000, respectively; and during the six month periods ended June 30, 2006 and 2005, the revenue recognized from such sales was approximately $551,000 and $121,000, respectively. Actual cash sales during the three month periods ended June 30, 2006 and 2005 were approximately $213,000 and $501,000, respectively; and actual cash sales during the six month periods ended June 30, 2006 and 2005 were approximately $318,000 and $732,000, respectively.

With respect to commission income, the Company recognizes such revenue at the time of delivery of the product or the service for which the commission is earned; and with respect to on-line advertising, at the time the advertising revenue is generated as determined by the consumer’s click-through to the advertiser’s website.

[2]      Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the period. Estimates are used in accounting for the cost of post-contract customer support, sales returns and allowances, life of depreciable and amortizable assets, employee benefits, provisions for income taxes, realization of deferred tax assets and stock-based compensation expenses. Actual results could differ from those estimates.

[3]      Stock-based compensation expense:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004)”). SFAS 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123 (revised 2004) permits using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 are restated. SFAS 123 (revised 2004) became effective, for the Company, as of January 1, 2006, with early adoption permitted. Enigma adopted prospective application in 2006, and accordingly all compensation costs incurred through March 31, 2006 associated with vested and unvested incentive stock options were expensed in the first quarter of 2006. This resulted in a charge to earnings of $129,706 in that quarter. In addition, for compensation costs incurred in the second quarter of 2006 in connection with stock options granted during that period, the Company recorded a charge to earnings of $29,747. Since the portion of this expense related to Incentive Stock Options (“ISOs”) is not deductible for tax purposes, its recording gave rise to a deferred tax asset of $54,214. However, since the Company has reported a loss for the six months before taxes and has utilized all if its Net Operating Loss carryforwards, such benefit would not be realizable, and as a result, has been entirely offset by a valuation reserve.

[4]      Earnings per share:

Basic earnings per share is computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the three and six month periods ended June 30, 2005, diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. Since such treatment for the three and six month periods ended June 30, 2006 would be anti-dilutive, diluted earnings per share is equivalent to basic earnings per share.

NOTE F - RESTRICTED CASH

Under a credit card processing agreement with a financial institution, which was terminated as of December 31, 2004, the Company had been required to maintain a security reserve deposit as collateral. The amount of the deposit was at the discretion of the financial institution and as of December 31, 2004, it was $1,004,640. During the six months ended June 30, 2005, $995,140 of these funds were released to the Company and were reflected in net cash provided by operating activities for the six month period ended June 30, 2005, with the result that net cash used in operating activities for the six month period ended June 30, 2005 was $155,778. Without the benefit of these released funds, the Company would have reported net cash used in operating activities for the six months ended June 30, 2005 in the amount of $1,150,918.
NOTE G - SECURED CONVERTIBLE DEBENTURES DUE 2011

The Debentures bear interest at 12% per annum, payable monthly, and are due in June of 2011. The Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.07 per share or seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the 20 trading days immediately preceding a notice of conversion (the “Conversion Price”). The Warrants are also exercisable at the Conversion Price and may be exercised any time after issuance through and including June 28, 2011. The shares of Common Stock that will be issued if the underlying Debentures are converted and the Warrants are exercised will be very dilutive to the Company’s common stockholders (see Note H).

NOTE H - STOCKHOLDERS’ EQUITY

Preferred Stock: As discussed in Note B, with the issuance of the Debentures to Dutchess, Messrs. Stark and Estevez exchanged their shares of Common Stock for shares of Preferred Stock. The Company has 10,000,000 shares of authorized capital stock designated as Preferred Stock, $0.001 par value, of which, as of June 30, 2006, 7,433,988 shares were issued and outstanding. The terms of the Preferred Stock follow:

Voting, Dividend and Other Rights. The holders of shares of the Preferred Stock shall vote together with the holders of shares of Common Stock and any other series of preferred stock or Common Stock that, by its terms, votes on an as-if-converted basis with the Common Stock on all matters to be voted on or consented to by the stockholders of the Company, except as may otherwise be required under the Delaware General Corporation Law (the “DGCL”). With respect to the payment of dividends and other distributions on the capital stock of the Company, other than the distribution of the assets upon a liquidation, dissolution or winding-up of the affairs of the Company, the Preferred Stock shall rank: (i) senior to the Common Stock of the Company, (ii) senior to any new class or series of stock of the Company that by its terms ranks junior to the Preferred Stock, or that does not provide any terms for seniority, as to payment of dividends, or (iii) on a parity with any new class or series of stock of the Company that by its terms ranks on a parity with the Preferred Stock.

Rights Upon Liquidation. With respect to the distribution of assets upon a liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary, the Preferred Stock shall rank (i) on a parity with the Common Stock, (ii) senior to any new class or series of stock of the Company that by its terms ranks junior to the Preferred Stock, or that does not provide any terms for seniority, as to distribution of assets upon liquidation, dissolution or winding-up, (iii) on a parity with any new class or series of stock of the Company that by its terms ranks on a parity with the Preferred Stock as to distribution of assets upon liquidation, dissolution or winding-up of the Company and (iv) with the consent of the holders of all of the then outstanding shares of the Preferred Stock, junior to any new class of stock of the Company that by its terms ranks senior to the Preferred Stock as to distribution of assets upon liquidation, dissolution or winding-up of the Company.

Conversion Rights. As long as the Debentures are outstanding, and the number of shares of Common Stock outstanding have not been subdivided (by forward stock split, stock dividend or other like occurrence) into a greater number of shares of Common Stock or combined or consolidated into a lesser number of shares of Common Stock (by reverse split or otherwise), the Preferred Stock shall be convertible, at the option of the holders, into the number of shares of Common Stock determined by dividing the number of shares of Preferred Stock by $0.07. If the number of shares of Common Stock outstanding have been subdivided or combined or consolidated, then the $0.07 shall be adjusted accordingly, assuming no equivalent subdivision or increase has been made with respect to the Preferred Stock. The Preferred Stock automatically converts into Common Stock upon the repayment or conversion in full of the Debentures.

Since the Preferred Stock is intended to provide anti-dilution protection to the owners of the Preferred Stock, it is not considered to be a derivative as defined in FASB Opinion 133, and accordingly has not been considered in calculating diluted weighted average shares outstanding.

Common Stock: The Company has 100,000,000 shares of authorized capital stock designated as Common Stock, $0.001 par value of which, as of June 30, 2006, 4,191,266 shares were issued and outstanding. As discussed in Note B, on July 25, 2006, the Company filed a registration statement (the “Registration Statement”) with the SEC, covering the shares of Common Stock underlying the Debentures. The Registration Statement relates to the issuance of up to 58,000,000 shares of Common Stock of which up to 43,000,000 shares are issuable upon the conversion of the Debentures and the payment of the principal amount of, and interest on, these Debentures; and 15,000,000 shares are issuable upon the exercise of the Warrants by the Debenture holders. The Company will not receive any proceeds from the conversion of the Debentures into Common Stock but will receive proceeds from the exercise of the Warrants. These 58,000,000 shares of Common Stock are reserved, as are 3,000,000 shares of Common Stock in connection with the Company’s Stock Option Plan (see Note J).

NOTE I - CONTINGENCIES

From time to time, the Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

NOTE J - STOCK OPTION PLAN

During the year ended December 31, 2005, the Company granted options, under the 2005 Stock Option and Grant Plan (the”Stock Option Plan”), to 18 employees, a non-employee director and consultants to purchase an aggregate of 1,257,595 shares of the Company’s Common Stock at exercise prices ranging from $1.10-$1.26. The options vest over periods of up to three years. Subsequent to the granting of the options, 11 employees were terminated by the Company and their unvested options were terminated. As a result, option grants for 303,985 shares were cancelled and returned to the Stock Option Plan, and the total number of options outstanding at December 31, 2005 was 953,610.

During March and April of 2006, the Company granted options under the Stock Option Plan to seven employees, a non-employee director and consultants to purchase an additional aggregate of 1,438,000 shares of the Company’s Common Stock at exercise prices ranging from $0.065-$0.0715. These options generally vest ratably over a period of 12 months from the date of grant.

The fair value of each option was estimated as of the date of issuance using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 90%; risk-free interest rates ranging from 3.91% to 4.00% for the options granted in 2005 and from 4.78% to 4.91% for those options granted in 2006; and expected lives of five years from the dates of grant.

NOTE K - PROFIT SHARING PLAN

During 2004, the Company adopted a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"). The 401(k) Plan became effective on May 1, 2004. Eligible employees are able to make contributions to the 401(k) Plan, which are matched by the Company at the rate of 50% of the first $10,000 of an individual employee's contribution. The Company's contribution to the 401(k) Plan for the three-month periods ended June 30, 2006 and 2005 was $0 and $41,334, respectively; and for the six-month periods ended June 30, 2006 and 2005, was $11,921 and $55,218, respectively. The 2006 contributions reflect the decline in the number of employees from 18 in 2005 to 7 in 2006, as well as the suspension of Company matching contributions during the 2nd quarter of 2006 in order to conserve cash.

NOTE L - PROVISION FOR INCOME TAXES

The income tax benefit or expense for the three month periods ended June 30, 2006 and 2005 and the six month periods ended June 30, 2006 and 2005 differed from the amounts computed by applying the federal income tax rate of 34% to the pre-tax loss or income as a result of the following:

	THREE MONTHS ENDED JUNE 30, 2006	THREE MONTHS ENDED JUNE 30, 2005	SIX MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2005

COMPUTED (BENEFIT) PROVISION	($18,160)	$5,279,065	($82,360)	$6,649,990
PROVISION FOR STATE & LOCAL INCOME TAXES		1,879,936		2,286,177
DEFERRED TAX ASSET ASSOCIATED WITH SHARE-BASED COMPENSATION	(11,445)		(54,214)
TOTAL CALCULATED (BENEFIT) PROVISION	(29,605)		(136,574)
INCREASE IN VALUATION ALLOWANCE	29,605		136,574

NET (BENEFIT) PROVISION	$-	$7,159,001	$-	$8,936,167

NOTE M - LEGAL PROCEEDINGS

The Company had leased space at 17 State Street, New York, New York (the "Building").  On March 10, 2006, the Company advised the owner of the Building that in view of the owner's breach of certain of its obligations under the Company's lease of space at the Building, the Company had no choice but to vacate the premises.  Accordingly, the Company relocated to offices in Stamford, Connecticut in order to conserve cash while it attempted to develop a viable business plan, rebuild its business and explore strategic alternatives.  In June 2006, the Company and the owner of the Building reached agreement (the “Agreement”) to settle the dispute. Per the terms of the Agreement, Enigma surrendered the premises and was released from the terms of the Short Term Lease Agreement it had entered into on April 28, 2004. Enigma paid the landlord the sum of $20,000 and the landlord retained a security deposit of $83,147, in consideration of the landlord executing and delivering the Agreement to Enigma. As a result, Enigma is no longer obligated to pay the landlord fixed rent, which from March 1, 2006 to November 30, 2007 would have been approximately $348,600, nor any other rent or charge in connection with its lease of the premises. In addition, Enigma and the landlord mutually released each other from any and all claims, except to the extent Enigma does not surrender the premises and causes damage to the Landlord thereby or otherwise breaches any covenant or representation set forth in the Agreement. The security deposit had been written off by the Company during the year ended December 31, 2005. The $20,000 payment to the landlord was charged to operations during the three month period ended June 30, 2006.

In addition, the Company had been in dispute with the operator of a co-location facility where the Company had maintained a portion of its computer equipment until March 2006. The Company removed that equipment and ceased paying the operator the amount required under its agreement with the operator. In June 2006, the Company and the operator reached a mutually agreeable settlement of the amount owed for the remaining term of the agreement.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's Financial Statements and related Footnotes.

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “proposed,” or “continue” or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined above and below. These factors may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

As of June 30, 2006, the Company had net working capital of $479,545, available to fund ongoing operations. As discussed in Notes to Condensed Financial Statements, the Company’s net working capital position improved significantly during the second quarter of 2006 as a result of a financing transaction that closed on June 28, 2006. On that date, the Company, entered into a Subscription Agreement (the “Subscription Agreement”) with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively, “Dutchess”), and immediately closed the transaction pursuant to which the Company issued secured debentures, convertible into shares of Common Stock of the Company, in the principal amount of One Million dollars ($1,000,000) (the “Debentures”). Dutchess funded Five Hundred Thousand dollars ($500,000) to the Company upon the initial closing and funded an additional Five Hundred Thousand dollars ($500,000) to the Company simultaneously with the filing, on July 25, 2006, of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”), covering the shares of Common Stock underlying the Debentures. However, unless the Company is successful in generating new sources of revenue, obtaining additional debt or equity financing, or restructuring its business, the Company may deplete its net working capital reserves during the third or fourth quarter of 2007.

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

Because our business is evolving and changing, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns, and our revenues may suffer as a result. In the meantime, we will continue to incur operating expenses which consist principally of compensation, occupancy and telecommunications costs as well as legal, auditing and other ancillary costs associated with being a public company. If we are not able to generate positive cash flow from operations, or to attract additional equity financing or debt financing, we will be required to further reduce our cash balances, which may lead to a liquidity crisis in 2007. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance. Quarterly and annual expenses as a percentage of net revenues may be significantly different from historical or projected rates. Our operating results in future quarters may fall below expectations, which could cause our stock price to fall.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in new product development in order to introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users and advertisers. Our operating results would also suffer if our innovations are not responsive to the needs of our users and advertisers, are not appropriately timed with market opportunity, or are not effectively brought to market.

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

There are a number of emerging initiatives in the computer software industry. Legislation such as the SPYACT, would make it extremely difficult for contextual marketing companies to operate or would prohibit the aspects of services that utilize computers to match advertisements to the content on a user’s machine. This type of legislation could impact us negatively in several ways, primarily because it would reduce the proliferation of Spyware, thereby making it more difficult to market an anti-Spyware software removal product.

While not many laws exist to specifically regulate Spyware, many web groups are interested in using existing laws to protect consumers against Spyware and other malicious software. As early as March 2004, the Center for Democracy & Technology president Jerry Berman testified before the Senate Commerce Committee that several established federal laws - Section 5 of the Federal Trade Commission Act, the Electronic Communications Privacy Act (ECPA), and the Computer Fraud and Abuse Act (CFAA) - could be used against Spyware distributors.

Some Internet professionals prefer using existing laws to protect consumers from Spyware, as opposed to drafting more specific bills against Spyware, partly because anti-Spyware legislation, such as Securely Protect Yourself Against Cyber Trespass Act (SPY ACT), constrains how software and technology may act, instead of simply curtailing or punishing intrusive behavior.

While SPY ACT has been amended to be more tolerant of files such as cookies, Internet advertising companies are still concerned that the bill would restrict common uses of third-party cookies, which could reduce the effectiveness of a website and the ability to monitor advertisement performance.

Similarly, SPY ACT could limit contextual advertising and marketing that use computers to match advertisements to the content on a user's computer.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

The technology and software we have developed, which underlie our products and services, are very important to us. Our proprietary products are not protected by patents. However, SpyHunter is protected as a registered trademark. To further protect our intellectual property rights, we license our software products and require our customers to enter into license agreements that impose restrictions on their ability to use the software or transfer it to other users. Additionally, we seek to avoid disclosure of our trade secrets through a number of means, including, but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us, and by restricting access to our source code. In addition, we protect our software, documentation, templates and other written materials under trademark, trade secret and copyright laws. Even with all of these safeguards, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not independently be able to develop similar technology. The copyright, trademark and trade secret laws, which are a significant source of protection for our intellectual property, offer only limited protection. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in software are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available. If, in the future, litigation is necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and/or financial condition. As a result, ultimately, we may be unable, for financial or other reasons, to enforce our rights under the various intellectual property laws described above.

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert management resources and attention.  An adverse determination could also prevent us from offering our products and services to others and may require that we procure substitute products or services. With respect to an intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and we may be unable to compete effectively. Any of these results could harm our brand and operating results.

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

Our performance is largely dependent on the talents and efforts of highly-skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly-skilled personnel for all areas of our organization; as well as to identify, contract with, motivate and retain contract personnel on an outsourced basis, for special projects. Competition in our industry for qualified employees and contractors is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees and to retain contract personnel. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain and motivate employees provided by our stock option grants or by future arrangements, such as through cash bonuses, may not be as effective as in the past. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

Our two founders run our business and affairs collectively, which may harm their ability to manage effectively.

Colorado Stark, our Executive Chairman, and Alvin Estevez, our President and Chief Executive Officer (“CEO”), currently provide leadership as a team. Our Executive Chairman and CEO provide general supervision, direction, and control, subject to the control of the Board of Directors. As a result, they tend to operate collectively and to consult extensively with each other before significant decisions relating to all aspects of our operations are made. This may slow the decision-making process, and a disagreement among these individuals could prevent key strategic decisions from being made in a timely manner. If our two founders are unable to continue working well together in providing cohesive leadership, our business could be harmed.

We have a short operating history and a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk of your investment.

From 1999 to 2003, we were engaged in analyzing the consumer software and internet service markets, which ultimately led to the development of SpyHunter, which was launched in 2003. As a result, we first derived cash from sales of consumer software security and privacy products in 2003, all of which revenue, as well as that of 2004 and the month of January 2005, had been deferred for financial reporting purposes and was recognized in the first and second fiscal quarters of 2005, as is discussed in the Notes to Condensed Financial Statements. We also attempted to develop an internet advertising search engine and spent considerable hours and dollars on developing this service, however, our lack of success in this regard, has led us to abandon our efforts. You must consider our business and prospects in light of the risks and difficulties that we have encountered, and will continue to encounter, as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results. As discussed in our Notes to Condensed Financial Statements, we have developed a new business model, which is in the process of being implemented. If we are unsuccessful in this regard, the Company may run out of cash during the third or fourth quarter of 2007.

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

We do not have any experience acquiring companies. We have evaluated and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology, may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

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

We continue, in our restructuring program, to address the core issues that are facing our business. The primary focus of this program is our effort to implement a new and more sustainable business model, which we believe will enable us to provide better services to our users. If we fail to complete our restructuring program successfully, and in particular, fail to do so in a timely and cost-effective manner, our business, financial condition and results of operations could be materially adversely affected. In connection with our restructuring efforts, we have incurred significant operating expenditures in 2003, 2004 and 2005, and continue to incur such expenditures in 2006. We have dedicated technology consultants and personnel to effect these improvements, even as we maintain our current systems with other in-house and outsourced personnel. As long as we are focused on improving our systems and business processes, we are limited in the time and resources we can dedicate to launching new products and services to meet the needs of our customers and to better compete in the marketplace. We have experienced disappointing results in the launch of certain new products and systems, which has in turn affected our ability to launch new effective products or services, as well as upgrades to current products. Our inability to meet the needs of our customers will affect our ability to effectively compete, to attract and retain customers and to market new products and services. We cannot assure you that our restructuring program will achieve the goals we have set for it. The implementation of new systems is a complex process that requires communication and coordination throughout our organization and has significant execution risks.

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

We attempted to transition from a license fee revenue model to an advertising based revenue model. Substantial operating losses and limited revenue forced us to abandon the advertising revenue model. We now have a new model that focuses on our core products, however, there can be no assurance our business model will be profitable.

Historically, we have derived substantially all of our revenues from license fees on SpyHunter, some of which revenue has been deferred for financial reporting purposes as discussed in the Notes to Condensed Financial Statements. SpyHunter Series 1 experienced a sustained, substantial decline in product sales volume during the year ended December 31, 2004. License revenues from SpyHunter 2.0, which was introduced in late January 2005, never attained the levels experienced by SpyHunter Series 1 in its product life cycle, and are expected to continue to decline. It is possible that the revenue from new license sales of SpyHunter could be phased out completely during 2007 or 2008.

During 2004, and 2005, we devoted a large portion of our financial and personnel resources to develop new Internet search products. The Company’s business plan included investing in new products with recurring subscription revenue, such as Spam filtering systems and Internet proxy services, as well as developing an advertising based revenue model. None of these invesments yielded positive results and all have been abandoned. In early 2006, it became obvious to management that the aspect of the Company’s business plan with respect to an advertising based revenue model was no longer viable, as the encouraging test results it had noted in the latter half of 2005, dissipated in January 2006. We have continued to try and adjust this aspect of the model, while re-emphasizing the license fee revenue aspect of our business model.

There can be no assurance that we will develop a new product or implement a business model that will be profitable. Previously, our product sales were non-recurring and substantially all of our reported and deferred revenue for 2003, 2004, 2005 and the first quarter of 2006 should be deemed as non-recurring revenue.

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

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

Our Common Stock has been trading in the public market for approximately 17 months. To date, trading volume has been extremely light, as most of our outstanding shares are unregistered, and cannot yet be traded. We cannot predict the extent to which a trading market will develop for our Common Stock or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

We have never declared or paid any cash dividend on our Common Stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

We have and will continue to incur increased costs as a result of being a public company.

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission (the “SEC”), the NYSE and NASDAQ. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

The concentration of our capital stock ownership with our founders, executive officers, employees, and our directors and their affiliates will limit our stockholders' ability to influence corporate matters.

Until June 28, 2006, our founders, executive officers, directors (and their affiliates) and employees together owned approximately 77.0% of the voting power of our outstanding capital stock. In particular, our two founders, Colorado Stark and Alvin Estevez combined, controlled approximately 74.2% of the voting power of our outstanding capital stock. With the issuance of the Debentures to Dutchess, Colorado Stark and Alvin Estevez exchanged their shares of Common Stock for shares of newly issued Series A Convertible Preferred Stock (the “Preferred Stock”). While the Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. Consequently, Colorado Stark and Alvin Estevez retain significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future. This concentrated control limits the ability of stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Common Stock could be adversely affected. The purpose of the exchange of Common Stock for Preferred Stock was to provide anti-dilution protection to Messrs. Stark and Estevez up to 85% in light of the potential dilutive effect upon conversion of the Debentures and exercise of the Warrants. The shares of Common Stock that will be issued if the shares of Preferred Stock are converted will be very dilutive to the Company’s common stockholders see Notes to Condensed Financial Statements.

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

•	Our Certificate of Incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

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

You may experience dilution as a result of the Dutchess financing transaction, as well as if we raise funds through the issuance of additional equity and/or convertible securities.

You will experience dilution if Dutchess converts its Debentures into Common Stock or exercises its Warrants. You will experience further dilution if Colorado Stark and Alvin Estevez convert their Preferred Stock into Common Stock. Additionally, if we raise additional funds through the issuance of equity securities or additional convertible securities, you may experience further dilution of your percentage ownership. This dilution may be substantial. In addition, these securities may have powers, preferences and rights that are senior to the holders of our Common Stock and may further limit our ability to pay dividends on our Common Stock.

Our Common Stock has a small public float and future sales of our Common Stock, or sales of shares being registered under this document may negatively affect the market price of our Common Stock.

As of August 7, 2006, the most recent trading day in our Common Stock, there were 4,191,266 shares of our Common Stock outstanding, at a closing market price of $0.05 for a total market valuation of $209,563. Our Common Stock has a public float of approximately 1,600,000 shares, which shares in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These 1,600,000 shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales of substantial amounts of Common Stock, including future shares issued upon the exercise of 15,000,000 Warrants, future shares issued upon the conversion of Debentures, or upon Colorado Stark and Alvin Estevez converting their Preferred Stock into Common Stock, or upon exercise of stock options (of which 2,391,610 are outstanding as of the date of this filing and an additional 608,390 shares are reserved for issuance), or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our Common Stock.

Because the market for and liquidity of our shares is volatile and limited, and because we are subject to the "Penny Stock" rules, the level of trading activity in our Common Stock may be reduced.

Our Common Stock is quoted on the Over the Counter Bulletin Board (the “OTCBB”). The OTCBB is generally considered to be a less efficient market than the established exchanges or the NASDAQ markets. While our Common Stock continues to be quoted on the OTCBB, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our Common Stock, compared to if our securities were traded on NASDAQ or a national exchange. In addition, our Common Stock is subject to certain rules and regulations relating to "penny stocks" (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account, and certain other restrictions. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealer's presumed control over the market. For as long as our securities are subject to the rules on penny stocks, the liquidity of our Common Stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

Additional Information

We are obligated to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC. The address of that site is http://www.sec.gov.

General Discussion on Results of Operations and Analysis of Financial Condition

For the three-month and six-month periods ended June 30, 2006 and 2005

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the three-month and six-month periods ended June 30, 2006 and 2005, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

We are a developer of Internet-based systems and downloadable security software products designed to give our customers instant access to information on the web and control over the programs installed on their computers in an automated and easy to use way, thereby enhancing transparency and user control. Our business strategy is to leverage our knowledge of internet marketing, as well as our existing base of more than 700,000 users, to continue to develop Internet software products that further the values on which the Internet is based. Our consumer software product line is focused on delivering Internet privacy and security to individual users, homes, offices, and small businesses. Sales of SpyHunter® (“SpyHunter”) commenced in June 2003. In late January 2005, we began to license a new and improved product, SpyHunter 2.0, and added important new features in May 2006 with SpyHunter 2.7.

Critical Accounting Policies and the Use of Estimates

Revenue Recognition

We recognize revenue from the license fees of SpyHunter in accordance with accounting principles generally accepted in the United States of America that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and require us to make some estimates.

Specifically, we recognize revenues in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These statements of position provide guidance for recognizing revenues related to sales by software vendors. We sell our software products over the Internet. Customers order the product and simultaneously provide their credit card information to us. Upon receipt of authorization from the credit card issuer, the customer downloads the product over the Internet. As part of the sales price of $29.99, we provide post-contract customer support (“PCS”), consisting primarily of e-mail support and free updates to our software products as and when such updates are available.

For sales of SpyHunter 1 series that occurred during the years ended December 31, 2003 and 2004, as well as during the month of January 2005, this PCS was provided for an indefinite period into the future. However, with the introduction at the end of January 2005 of our new and improved product, SpyHunter 2.0, PCS was limited to one year from the date of purchase. For SpyHunter 2.7, PCS is limited to six months. Licensees of the SpyHunter 1 series were provided with PCS up until March 10, 2005, from which point forward we no longer supported that product.

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

We informed all of our customers that as of March 10, 2005, we would no longer support or provide updates to the SpyHunter 1 series software and we offered SpyHunter 2.0 to then existing customers free of charge for a period of 90 days. Accordingly, we have recognized as revenue, all proceeds from the sales of SpyHunter 1 series that occurred from June 2003 through January 2005, ($21,270,075) during the 90 day period from March 11, 2005 through June 10, 2005, at the daily rate of 1/90 of the total deferred revenues.

With respect to sales of SpyHunter 2.0 and SpyHunter 2.7, which have PCS limited to one year and six months, respectively, after the sale, VSOE does exist for the allocation of revenue to the various elements of the arrangement, as we consider the revenue from such sales to be attributable to the service element. Accordingly, we recognize the license fees from these products during the 12-month period, in the case of SpyHunter 2.0, or 6-month period in the case of SpyHunter 2.7, immediately subsequent to the sale. During the three-month period ended June 30, 2006, revenue from sales of software products amounting to $254,481 was reported, while actual cash sales were $212,773. The difference of $41,708 was attributable to partial recognition of sales deferred from prior periods, net of a partial deferment of second quarter 2006 sales. Similarly, for the three-month period ended June 30, 2005, revenue from sales of software products amounting to $16,418,139 was reported, while actual cash sales were only $544,143. The difference of $15,873,996 was attributable principally to recognition of sales deferred with respect to SpyHunter Series 1, from fiscal years 2003 and 2004, net of a partial deferment of second quarter 2005 SpyHunter 2.0 sales. During the six-month period ended June 30, 2006, revenue from sales of software products in the amount of $551,921 was reported, while actual cash sales were only $318,768. The difference of $233,153 was attributable to partial recognition of sales deferred from prior periods, net of a partial deferment of first and second quarter 2006 sales. Similarly, for the six-month period ended June 30, 2005, revenue from sales of software products in the amount $21,400,177 was reported, while actual cash sales were only $736,507. The difference of $20,663,670 was principally attributable to partial recognition of sales deferred from 2003 & 2004, net of a partial deferment of first and second quarter 2005 sales.

Customers are also able to order a CD version of, and an extended download service for, SpyHunter 2.0, in which case we earn commission income, all of which is recognized at the time of delivery of the product or service; as is any commission income that we earn on sales of other companies products or from on-line advertising of such products on our various websites.

Reserves for Product Returns

Our policy with respect to product returns is spelled out in our End User License Agreement (“EULA”), which states “…products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis.” As of June 30 2006, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept greater or fewer products for return.

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

Legal Contingencies

As discussed in the Notes to Condensed Financial Statements and below, from time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity. The Company had leased space at 17 State Street, New York, New York (the "Building").  On March 10, 2006, the Company advised the owner of the Building that in view of the owner's breach of certain of its obligations under the Company's lease of space at the Building, the Company had no choice but to vacate the premises.  Accordingly, the Company relocated to offices in Stamford, Connecticut in order to conserve cash while it attempted to develop a viable business plan, rebuild its business and explore strategic alternatives.  In June 2006, the Company and the owner of the Building reached agreement (the “Agreement”) to settle the dispute. Per the terms of the Agreement, Enigma surrendered the premises and was released from the terms of the Short Term Lease Agreement it had entered into on April 28, 2004. Enigma paid the landlord the sum of $20,000 and the landlord retained a security deposit of $83,147, in consideration of the landlord executing and delivering the Agreement to Enigma. As a result, Enigma is no longer obligated to pay the landlord fixed rent, which from March 1, 2006 to November 30, 2007 would have been approximately $348,600, nor any other rent or charge in connection with its lease of the premises. In addition, Enigma and the landlord mutually released each other from any and all claims, except to the extent Enigma does not surrender the premises and causes damage to the Landlord thereby or otherwise breaches any covenant or representation set forth in the Agreement. The security deposit had been written off by the Company during the year ended December 31, 2005. The $20,000 payment to the landlord was charged to operations during the three month period ended June 30, 2006.

In addition, the Company had been in dispute with the operator of a co-location facility where the Company had maintained a portion of its computer equipment until March 2006. The Company removed that equipment and ceased paying the operator the amount required under its agreement with the operator. In June 2006, the Company and the operator reached a mutually agreeable settlement of the amount owed for the remaining term of the agreement.

Results of Operations For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

Overview

Our goals for the past several years were to launch SpyHunter, generate significant licensing fees and continue to build on that success by generating even greater licensing fees. We were successful in accomplishing these goals, but as discussed above, all of the revenue associated with the SpyHunter 1 series was deferred and not recognized as revenue until 2005, while the cash was received and used principally during 2003 and 2004 to support our operations. Therefore, all of our deferred revenue reported for 2003 and 2004, approximately $21.1 million, was realized and recorded as non-recurring revenue during 2005, without any cash flow effect. Our business plan going forward is to continue to develop both Internet software products and services for consumers in order to establish recurring subscription revenue.

Revenues

For the three-month period ended June 30, 2006, reported revenues from the sales of software products were $254,481, principally consisting of revenue recognized from sales of SpyHunter 2.0 and SpyHunter 2.7. Also, for the three-months ended June 30, 2006, commission income and advertising revenues were $15,801. For the three-month period ended June 30, 2005, reported revenues from the sales of software products totaled $16,418,139, including the non-cash recognition of deferred revenue from sales of the SpyHunter 1 series of approximately $16,312,261 (the cash generated by these license fees having all been received during the years ended December 31, 2003, 2004 and the month of January 2005 and used to support operations of those years and period, respectively); and approximately $105,878 of revenue recognized principally from sales of SpyHunter 2.0.

For the six-month period ended June 30, 2006, reported revenues from the sales of software products were $551,921, principally consisting of revenue recognized from sales of SpyHunter 2.0 and SpyHunter 2.7. Also, for the six-months ended June 30, 2006, commission income and advertising revenues were $35,991. For the six-month period ended June 30, 2005, reported revenues from the sales of software products totaled $21,400,177, including the non-cash recognition of deferred revenue from sales of the SpyHunter 1 series of approximately $21,275,401 (the cash generated by these license fees having all been received during the years ended December 31, 2003, 2004 and the month of January 2005 and used to support operations of those years and period, respectively); and approximately $124,700 of revenue recognized principally from sales of SpyHunter 2.0.

Expenses

Expenses for the three-month periods ended June 30, 2006 and 2005 were $360,880 and $837,909, respectively. For the six-month periods ended June 30, 2006 and 2005, expenses were $1,002,833 and $1,844,984.

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Marketing and selling	$26,378	$66,804	$46,805	$240,868
General and administrative	333,336	730,843	953,695	1,523,592
Depreciation and amortization	1,166	40,262	2,333	80,523
Total expenses	$360,880	$837,909	$1,002,833	$1,844,984

For the three months ended June 30, 2006, marketing and selling expenses declined by approximately $40,426, or 61%, from that of the prior year comparable period, reflecting the substantial decline in actual sales of software products (approximately $212,000 in the second quarter of 2006 as compared to approximately $502,000 in the second quarter of 2005). For the six months ended June 30, 2006, marketing and selling expenses declined by approximately $194,064, or 81%, from that of the prior year comparable period, reflecting the substantial decline in actual sales of software products (approximately $319,000 in the first half of 2006 as compared to approximately 737,000 in the first half of 2005).

Marketing and selling expenses are expensed as incurred and relate directly to the level of actual sales activity as opposed to the revenue reported, under SOP 97-2, for the period, which may have been entirely or partially deferred, as discussed above. Actual sales of software products (as compared to reported revenues from sales) declined for the quarter and the six month period by approximately $290,000, or 57% and $417,000, or 57%, respectively, as compared to the prior year comparable periods, as anti-spyware products became accessible to consumers as part of bundled software products offered by other software vendors, and as SpyHunter reached maturity in its product life-cycle.

For the three months ended June 30, 2006, general and administrative expenses declined by approximately $398,000, or 54% and for the six month period declined by $569,869 or 37% when compared to the comparable prior year periods. The decline in both periods was principally due to decreases in compensation and benefits expense reflecting the lay-off of 11 employees in 2005.

Depreciation and amortization expense declined by approximately $39,000 during the three months ended June 30, 2006 and by approximately $78,000 during the six months ended June 30, 2006, when compared to the comparable prior year periods, principally due to the write down of impaired assets in the fourth quarter of 2005.

Net Income (Loss)

As a result of the foregoing and after accounting for interest income, debenture interest expense and income tax expense/(benefits), there was a net loss of approximately $87,000 for the three-months ended June 30, 2006 as compared to a net income of approximately $8.4 million for the comparable prior year period. For the six month period ended June 30, 2006 and 2005, the net income/(loss) was a net loss of approximately ($402,000) and a net income of approximately $10.7 million.

Liquidity and Capital Resources For the Three-Month Periods and Six Month Periods Ended June 30, 2006 and 2005

At June 30, 2006 we had cash and cash equivalents of $465,418. This amount is comparable to cash and cash equivalents of $456,433 and restricted cash of $9,500 at June 30, 2005, and cash and cash equivalents of approximately $472,000 at December 31, 2005. As discussed above, the net $405,000 received in connection with the Dutchess financing transaction, accounts for a significant portion of our cash reserves.

Net cash used in operating activities for the six-months ended June 30, 2006 was approximately $412,000, as compared to net cash used in operating activities of approximately $156,000 for the six months ended June 30, 2005. This increase ($256,000) in cash used in operating activities as compared to the comparable period of the prior year is reflective of the $417,000 decline in actual sales of our software products.

Because our business is evolving and changing, our operating cash flow may continue to suffer, and past operations are not a good gauge for anticipating future operations. In addition, we have taken on substantial debt, the interest service on which is approximatel $10,000 per month. On the positive side, we have effectively reduced our operating overhead by reducing staff and utilizing outsourcing channels and by moving our corporate headquarters from lower Manhattan to Stamford, Connecticut. We believe that these overhead reductions, the full effect of which will be seen in the upcoming quarters, will help to improve our operating results.

Item 3. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures:

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our CEO, CFO and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the SEC. During the year ended December 31, 2005, the Company found it necessary to reduce staffing in order to conserve cash, as its level of business activity declined. As a result, there is very limited segregation of duties. The Company has implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash. However, with only seven employees, total segregation of duties is not practicable.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

The Company is regularly involved in litigation which is incidental to its business. The Company had leased space at 17 State Street, New York, New York (the "Building").  On March 10, 2006, the Company advised the owner of the Building that in view of the owner's breach of certain of its obligations under the Company's lease of space at the Building, the Company had no choice but to vacate the premises.  Accordingly, the Company relocated to offices in Stamford, Connecticut in order to conserve cash while it attempted to develop a viable business plan, rebuild its business and explore strategic alternatives.  In June 2006, the Company and the owner of the Building reached agreement (the “Agreement”) to settle the dispute. Per the terms of the Agreement, Enigma surrendered the premises and was released from the terms of the Short Term Lease Agreement it had entered into on April 28, 2004. Enigma paid the landlord the sum of $20,000 and the landlord retained a security deposit of $83,147, in consideration of the landlord executing and delivering the Agreement to Enigma. As a result, Enigma is no longer obligated to pay the landlord fixed rent, which from March 1, 2006 to November 30, 2007 would have been approximately $348,600, nor any other rent or charge in connection with its lease of the premises. In addition, Enigma and the landlord mutually released each other from any and all claims, except to the extent Enigma does not surrender the premises and causes damage to the Landlord thereby or otherwise breaches any covenant or representation set forth in the Agreement. The security deposit had been written off by the Company during the year ended December 31, 2005. The $20,000 payment to the landlord was charged to operations during the three month period ended June 30, 2006.

In addition, the Company had been in dispute with the operator of a co-location facility where the Company had maintained a portion of its computer equipment until March 2006. The Company removed that equipment and ceased paying the operator the amount required under its agreement with the operator. In June 2006, the Company and the operator reached a mutually agreeable settlement of the amount owed for the remaining term of the agreement.

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

ENIGMA SOFTWARE GROUP, INC.

Date: August 9, 2006	By:	/s/ Alvin Estevez
Alvin Estevez, President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer