Form 10QSB/A
period 2006-03-31
ENIGMA SOFTWARE GROUP, INC
filed 2006-09-28
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB/A
________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 0-50561

________________

ENIGMA SOFTWARE GROUP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)
________________

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-2675930 (I.R.S. Employer Identification No.)

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
Yes ☒No ☐

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

Explanatory Note

This Form 10-QSB/A filing solely amends Item 3, entitled Controls and Procedures, of the Form 10-QSB filed by Enigma Software Group, Inc. (the “Company”) on May 10, 2006, to replace the date of “December 31, 2005”, as it pertains to the Company’s disclosure controls and procedures, with the proper date of “March 31, 2006.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENIGMA SOFTWARE GROUP, INC.

Date: September 28, 2006	By:	/s/ Alvin Eztevez
Alvin Eztevez, President and Chief Executive Officer

Date: September 28, 2006	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer