Form 10QSB
period 2006-09-30
ENIGMA SOFTWARE GROUP, INC
filed 2006-11-13
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB
________________

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,191,266 shares of Common Stock, $0.001 par value, outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format (check One):     Yes ☐No ☑

ENIGMA SOFTWARE GROUP, INC.

INDEX

Page
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements.	3

Condensed Balance Sheet at September 30, 2006 (unaudited)	3

Condensed Statements of Operations for the three-month periods and the nine-month
periods ended September 30, 2006 and 2005 (unaudited)	4

Condensed Statements of Cash Flows for the nine-month periods ended
September 30, 2006 and 2005 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation.	14

Item 3. Controls and Procedures.	29

PART II. OTHER INFORMATION	30

Item 1.Legal Proceedings.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.Defaults Upon Senior Securities.
Item 4.Submission of Matters to a Vote of Security Holders.
Item 5.Other Information.
Item 6. Exhibits.

SIGNATURES	31

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Enigma Software Group, Inc.
Condensed Balance Sheet
September 30, 2006
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$653,314
Accounts receivable	104,204
Prepaid expenses	3,750
Total current assets	761,268

Property and equipment, net	3,500
Deferred financing costs, net	90,250
Security deposit	6,700
Other assets	9,549
Total Assets	$871,267

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$128,235
Accrued debenture interest	10,000
Derivative liability	1,315,691
Warrant liability	518,053
Deferred revenue	364,788
Total current liabilities	2,336,767
Secured convertible debentures due 2011
Commitments and contingencies
Total Liabilities	2,336,767

TEMPORARY EQUITY
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized;
7,433,988 issued and outstanding	4,444

CAPITAL DEFICIT
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized;
7,433,988 issued and outstanding	2,990
Common stock, par value $0.001, 100,000,000 shares authorized;
4,191,266 issued and outstanding	4,191
Additional paid-in capital	108,569
Accumulated deficit	(1,585,694)
Total Capital Deficit	(1,469,944)

Total Liabilities, Temporary Equity and Capital Deficit	$871,267

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Operations
For the three-month and nine month periods ended September 30,
(unaudited)

	Three Month Periods			Nine Month Periods
	ended September 30,			ended September 30,
	2006	2005		2006	2005
Revenues:
Sales of software products and subscription services	$258,714		$231,256	$810,635	$21,631,433
Commission income and advertising revenues	18,380		19,491	54,371	89,825
Other revenue	5,068			14,065
Total revenues	282,162		250,747	879,071	21,721,258

Expenses:
Marketing and selling	39,260		42,583	86,065	283,452
General and administrative	433,565		408,642	1,387,260	1,932,234
Depreciation and amortization	5,917		40,261	8,250	120,784
Total expenses	478,742		491,486	1,481,575	2,336,470

Operating (loss) income	(196,580)		(240,739)	(602,504)	19,384,788

Interest income	5,605		2,427	10,828	9,973
Other income					238
Debenture interest expense	(30,000)			(31,000)
Beneficial conversion income (expense)	209,851			(833,744)
(Loss) income before income tax provision	(11,124)		(238,312)	(1,456,420)	19,394,999
Income tax (benefit) provision			(41,002)		8,895,165

Net (loss) income	$(11,124)		$(197,310)	$(1,456,420)	$10,499,834

Basic net (loss)/income per common share	$(0.00)	$	(0.01)	$(0.12)	$0.66
Diluted net (loss)/income per common share	$(0.00)	$	(0.01)	$(0.12)	$0.66

Weighted average shares outstanding:
Basic	4,191,266		16,243,267	12,049,347	15,974,578
Diluted	4,191,266		16,243,267	12,049,347	15,974,578

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Cash Flows
For the nine-month periods ended September 30,
(unaudited)
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,456,420)	$10,499,834
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Beneficial conversion expense	833,744
Stock based compensation expense	159,453
Depreciation and amortization	8,250	120,784
Interest income on officer’s loan		(819)
Write off of excess property and equipment, net		4,446
Changes in:
Accounts receivable	(52,908)	(149,934)
Prepaid expenses and other current assets	4,022	130,180
Security Deposit	(6,700)
Other assets	(9,549)
Accounts payable and accrued expenses	77,404	(194,767)
Debenture interest accrued	10,000
Deferred revenue	(204,824)	(20,466,275)
Deferred tax asset		8,495,000
Income taxes payable	(86,166)	397,368
Restricted cash		1,004,640

Net cash used in operating activities	(723,694)	(159,543)

Cash flows from investing activities:
Purchase of property and equipment		(13,808)
Proceeds from disposition of property and equipment		243
Net cash used in investing activities		(13,565)

Cash flows from financing activities:
Issuance of convertible debentures	1,000,000
Less: Deferred financing costs in connection with issuance of convertible debentures	(95,000)

Net cash provided by financing activities	905,000

Net increase (decrease) in cash and cash equivalents	181,306	(173,108)
Cash and cash equivalents - beginning of period	472,008	615,734

Cash and cash equivalents - end of period	$653,314	$442,626

Non-cash transaction:
Common shares redeemed in connection with repayment of loan and interest by shareholder		$123,485
See notes to condensed financial statements.

Enigma Software Group, Inc.
Notes to Condensed Financial Statements
For the nine-month period ended September 30, 2006
(unaudited)

Note A - Basis of presentation

The accompanying unaudited condensed financial statements of Enigma Software Group, Inc. (“Enigma” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Form 10-KSB filed with the SEC on April 10, 2006. The results for the interim period are not necessarily indicative of the results for the full fiscal year.

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

Pursuant to the Security Agreement, the Company granted Dutchess a first priority security interest in certain property of the Company in order to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debentures and exercise and discharge in full of all of the Company’s obligations under the Warrants.

The Registration Rights Agreement between the Company and Dutchess provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file a registration statement within 35 calendar days after the Closing (a milestone which was met by the Company) liquidated damages amounting to approximately $20,000.00 per month would have been payable to Dutchess. Also, the Conversion Price of the Debentures would have decreased by 10%. In addition, liquidated damages amounting to approximately $20,000.00 per month are payable by the Company, in the event that the registration statement is not declared effective within 90 calendar days after the Closing. Such liquidated damages are payable for each 30 calendar day period after the 90 day milestone on a pro-rata, compounded daily basis until the registration statement becomes effective. Also, liquidated damages amounting to approximately $20,000.00 per month are payable by the Company, in the event that it fails to respond to any Securities and Exchange Commission (“SEC”) comments or correspondence within seven business days of receipt of such by the Company and within nine business days in the case of SEC staff accounting comments. Liquidated damages totaling approximately $22,000 have been accrued by the Company in the third quarter in connection with these two provisions, as the registration statement has yet to become effective and the Company required more than nine business days to respond to the SEC staff’s first round of comments on the registration statement. A second round of comments was issued by the SEC in October and the Company is in the process of preparing its responses to those comments. Additional liquidated damages amounting to approximately $670.00 per day will be accrued in the fourth quarter for each day beyond nine days that the Company requires in order to fully respond to such SEC staff comments. Finally, once the registration statement has become effective, if Dutchess’ right to sell is suspended for any reason for a period of 5 business days, then the Company must pay liquidated damages in the amount of 2% of the face amount of the then outstanding Debentures for each 10 day calendar period that the suspension is in effect.

In connection with the Financing, the Company’s two founders and principal stockholders, Colorado Stark and Alvin Estevez, each exchanged their shares of Common Stock (collectively 12,052,001 shares of Common Stock) for an aggregate 7,433,988 shares of newly issued Series A Convertible Preferred Stock (the “Preferred Stock”). While the Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. The purpose of this exchange was to provide anti-dilution protection to Messrs. Stark and Estevez up to 85% in light of the potential dilutive effect upon conversion of the Debentures and exercise of the Warrants. The shares of Common Stock that will be issued, if the shares of Preferred Stock are converted, will be very dilutive to the Company’s common stockholders (see Note I).

Note C - Going Concern - The Company continues to lose money and may not stay in operations

The Company’s independent public accountants, in their opinion rendered in connection with the Company’s most recent audited financial statements as of December 31, 2005, expressed substantial doubt as to the Company’s ability to continue as a going concern. During the year ended December 31, 2005 and the nine month period ended September 30, 2006, the Company did not generate sufficient cash flows from revenues to fund its operations (see Note E-1). For the year ended December 31, 2005, the Company used cash of $137,226 in operating activities and for the nine month period ended September 30, 2006, the Company used cash of $723,694 in operating activities, for total net operating cash use of $860,920 over the 21 month period. As the Company began fiscal year 2005 with cash of $615,734, it had insufficient financial resources on hand prior to the Financing to fund its operations for the remainder of the current year.

The Financing provided the Company with net cash of $905,000 so that as of September 30, 2006 the Company had cash of $653,314 to fund its future operations. However, unless the Company is successful in generating increased sales, additional sources of revenue, obtaining additional capital, or restructuring its business, the Company is likely to deplete its net working capital reserves during the fourth quarter of 2007.

The Company is in the process of implementing a new business plan, which is designed to build a new revenue model based upon the Company’s prior development and marketing successes. However, there can be no assurance that the Company’s new business plan will be successful.

Note D - Reverse takeover

On December 29, 2004, Maxi Group, Inc. (“Maxi”), a non-operating public company, which was incorporated on June 17, 1986 in the State of Nevada, entered into a Share Exchange Agreement (the "Acquisition Agreement") with Adorons.com, Inc. (formerly known as Enigma Software Group, Inc.), a closely-held Delaware corporation, which commenced operations in 1999 (“Adorons”). Adorons was a developer of security software products designed to give customers control over the programs installed on their computers in an automated and easy-to-use way, thereby enhancing transparency and user-control.

Pursuant to the terms of the Acquisition Agreement, which closed on February 16, 2005, Maxi acquired substantially all of the issued and outstanding capital stock of Adorons, in exchange for 14,158,953 newly issued shares of Maxi's common stock (the "Exchange"). In addition, Maxi acquired for $50,000, 97,633,798 shares of its own common stock from certain of its stockholders prior to the Exchange, which shares were canceled on February 16, 2005. Three stockholders of Adorons, who held 151,858 shares of common stock, did not exchange their shares for Maxi common stock at the time of the Exchange. However, on April 8, 2005, these three stockholders did exchange all of their shares for 429,305 shares of Maxi common stock. For reporting purposes, these shares were considered to have been exchanged as of February 16, 2005.

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

Note E - Selected Significant Accounting Policies

[1]  Revenue recognition:

With respect to license fees generated from the sales of software products and subscriptions services for downloadable security software products, the Company recognizes revenues in accordance with Statement of Position (“SOP”) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance for recognizing revenues related to sales by software vendors. The Company sells its SpyHunter® software ("SpyHunter") with the subscription service for spyware definition updates and product support over the Internet. Customers place their orders and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company licenses the customer to download SpyHunter over the Internet. For the sales price, the Company provides a subscription for post-contract customer support ("PCS") for a period of six months, which consists primarily of e-mail support and free updates of its SpyHunter software, as and when such updates are available. In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements, based on vendor-specific objective evidence ("VSOE") of fair value.

In connection with the issuance of SpyHunter 2.0, which was released in late January 2005, the Company announced to all of its then existing customers that as of March 10, 2005, the Company would no longer support and/or provide updates to its SpyHunter software issued prior to the introduction of SpyHunter 2.0 (“SpyHunter 1 series”), and the Company ceased to offer the SpyHunter 1 series, for which PCS had been provided for an indefinite period. As an incentive to purchase the then recently released SpyHunter 2.0, the Company offered this software to its existing customers free of charge for a period of 90 days. Since VSOE did not exist for the allocation of revenue to the various elements of the SpyHunter 1 series arrangement, as the Company had not limited the amount of time it would support the product, the Company had deferred all revenue from such arrangements. However, with the discontinuance of the SpyHunter 1 series, the Company began to recognize its deferred revenue related to the SpyHunter 1 series, beginning March 11, 2005, ratably over a period of 90 days. Accordingly, during the year ended December 31, 2005, the Company recognized as revenue, all sales from its SpyHunter 1 series software, while no additional cash was received during that year in connection with these subscription and product sales. Substantially all (98.3%) of the revenue from sales of software subscriptions and products reported during the nine months ended September 30, 2005 is from SpyHunter 1 series sales which occured in 2003, 2004 and January 2005.

SpyHunter 2.0 provided for twelve months of post-contract customer support and updates, if any. Accordingly, the Company recognized revenue from sales of subscriptions of SpyHunter 2.0 ratably over the 12-month period subsequent to each sale of SpyHunter 2.0. During May 2006, the Company introduced SpyHunter 2.7 for which the Company provides post-contract customer support and updates, if any, for a period of six months. The Company considers all revenue from sales of SpyHunter 2.0 and SpyHunter 2.7 to be attributable to the service elements. During the three month period ended September 30, 2006, the revenue recognized from the sales of SpyHunter 2.7 was approximately $259,000. During the three month period ended September 30, 2005, the revenue recognized from the sales of SpyHunter 2.0 was approximately $231,000. During the nine month period ended September 30, 2006, the revenue recognized from the sales of Spyhunter 2.7 and 2.0 was approximately $811,000. During the nine month period ended September 30, 2005, the revenue recognized from sales of Spyhunter 2.0 was approximately $361,000 and the revenue recognized from sales of SpyHunter series 1 was approximately $21,270,000.

With respect to commission income, the Company recognizes such revenue at the time of delivery of the product or the service for which the commission is earned; and with respect to on-line advertising, at the time the advertising revenue is generated as determined by the consumer’s click-through to the advertiser’s website.

[2] Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the period. Estimates are used in accounting for the cost of post-contract customer support, sales returns and allowances, life of depreciable and amortizable assets, employee benefits, valuation of derivatives, evaluation of temporary equity, provisions for income taxes, realization of deferred tax assets and stock-based compensation expenses. Actual results could differ from those estimates.

[3] Stock-based compensation expense:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004)”). SFAS 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123 (revised 2004) permits using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 are restated. SFAS 123 (revised 2004) became effective, for the Company, as of January 1, 2006, with early adoption permitted. Enigma adopted prospective application in 2006, and accordingly all compensation costs incurred through March 31, 2006 associated with vested and unvested incentive stock options were expensed in the first quarter of 2006. This resulted in a charge to earnings of $129,706 in that quarter. Accordingly, the financial statements for the Company’s prior interim periods and fiscal years will not reflect any restated amounts. In addition, for compensation costs incurred in the second quarter of 2006 in connection with stock options granted during that period, the Company recorded a charge to earnings of $29,747. Since the portion of this expense related to Incentive Stock Options (“ISOs”) is not deductible for tax purposes, its recording gave rise to a deferred tax asset of $54,214. However, since the Company has reported a loss for the nine months, before taxes, and has utilized all if its Net Operating Loss carryforwards, such benefit would not be realizable, and as a result, has been entirely offset by a valuation reserve.

[4] Earnings per share:

Basic earnings per share is computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the three and nine month periods ended September 30, 2005, diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. For the three and nine months ended September 30, 2006 diluted earnings per share would include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method, as well as the potential conversion of shares of Preferred Stock into Common Stock, the potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon potential exercise of Warrants. Since such treatment for the three and nine month periods ended September 30, 2006 would be anti-dilutive, diluted earnings per share are equivalent to basic earnings per share.

Note F - Restricted Cash

Under a credit card processing agreement with a financial institution, which was terminated as of December 31, 2004, the Company had been required to maintain a security reserve deposit as collateral. The amount of the deposit was at the discretion of the financial institution and as of December 31, 2004, it was $1,004,640. During the nine months ended September 30, 2005, all of these funds were released to the Company and were reflected in net cash provided by operating activities for the nine month period ended September 30, 2005, with the result that net cash used in operating activities for the nine month period ended September 30, 2005 was $159,543. Without the benefit of these released funds, the Company would have reported net cash used in operating activities for the nine months ended September 30, 2005 in the amount of $1,164,183.

Note G - Secured Convertible Debentures Due 2011

The Debentures bear interest at 12% per annum, payable monthly, and are due in June of 2011. The Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.07 per share or seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the 20 trading days immediately preceding a notice of conversion (the “Conversion Price”). The Warrants are also exercisable at the Conversion Price and may be exercised any time after issuance through and including June 28, 2011. The shares of Common Stock that will be issued, if the underlying Debentures are converted and the Warrants are exercised, will be very dilutive to the Company’s common stockholders (see Note I). The potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of Warrants give rise to a Derivative Liability and a Warrant Liability, respectively. The Company has calculated the potential value of each respective liability using the Black-Scholes-Merton option-pricing model: with the Company’s latest stock trading price of $0.035 at, or prior to, September 30, 2006; the annualized historical volatility of the Company’s stock price over a period of 19 months of 213.13%; an estimated exercise price of $0.02625, equal to the estimated maximum Conversion Price at September 30, 2006; an estimated life of 5 years for the Convertible Debentures; and a discount rate of 4.56% equal to the yield on 5 year Treasury Notes issued September 30, 2006. These calculations resulted in an estimated value of $1,315,691 for the convertibility feature of the Convertible Debentures and an estimated value of $518,053 for the Warrants. Such amounts were recorded as liabilities in the Company’s financial statements as of September 30, 2006, giving rise to a charge to earnings for the nine month period ended September 30, 2006 of $833,744 for Beneficial Conversion Expense, as well as a Convertible Debenture Discount of $1,000,000, the latter of which was netted against the liability for Convertible Debentures, thereby reducing that liability to zero. The same calculation was performed as of June 30, 2006 with then relevant data inputs to the Black-Scholes-Merton option-pricing model, resulting in a charge to earnings at that date of $1,043,595. The difference between the amounts, $209,851, was recorded as a credit to earnings for the quarter ended September 30, 2006.

Note H - Temporary equity

As of September 30, 2006, the Company did not have a sufficient quantity of authorized Common Stock to meet it potential obligations for conversion of the Debentures, the exercise of the Warrants and the conversion of the Preferred Stock. At the September 30, 2006 closing stock price of $0.035, the Debentures could have been converted into 38,095,238 shares of the Company’s Common Stock, the Warrants could have been exercised for 15,000,000 shares of the Company’s Common Stock, and the Preferred Stock could have been converted into 106,199,828 shares of the Company’s Common Stock. The aggregate of the common shares outstanding and those shares due upon the conversions and the warrant exercise, as of September 30, 2006, was in excess of 163 million, which exceeded the 100 million common shares authorized in the Company’s Certificate of Incorporation. Accordingly, the excess of such shares, 63,486,332 represented by 4,444,043 shares of the Company’s Preferred Stock, has been reclassified to temporary equity until this situation can be resolved. Management intends to study its alternatives to remedy this situation, including increasing the number of authorized common shares with the consent of the Company’s shareholders.

Note I - Stockholders’ equity

Preferred Stock - As discussed in Note B, with the issuance of the Debentures to Dutchess, Messrs. Stark and Estevez exchanged their shares of Common Stock for shares of Preferred Stock. The Company has 10,000,000 shares of authorized capital stock designated as Preferred Stock, $0.001 par value, of which, as of September 30, 2006, 7,433,988 shares were issued and outstanding. The terms of the Preferred Stock follow:

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

Common Stock - The Company has 100,000,000 shares of authorized capital stock designated as Common Stock, $0.001 par value of which, as of September 30, 2006, 4,191,266 shares were issued and outstanding. As discussed in Note B, on July 25, 2006, the Company filed a registration statement (the “Registration Statement”) with the SEC (and on September 28, 2006, an amended Registration Statement (the “Amended Registration Statement”), covering the shares of Common Stock underlying the Debentures. The Amended Registration Statement relates to the issuance of up to 58,000,000 shares of Common Stock of which up to 43,000,000 shares are issuable upon the conversion of the Debentures and the payment of the principal amount of, and interest on, these Debentures; and 15,000,000 shares are issuable upon the exercise of the Warrants by the Debenture holders. The Company will not receive any proceeds from the conversion of the Debentures into Common Stock but will receive proceeds from the exercise of the Warrants, if so exercised. These 58,000,000 shares of Common Stock are reserved, as are 3,000,000 shares of Common Stock in connection with the Company’s Stock Option Plan (see Note J).

Note J - Contingencies

From time to time, the Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note K - Stock Option Plan

During the year ended December 31, 2005, the Company granted options, under the 2005 Stock Option and Grant Plan (the “Stock Option Plan”), to 18 employees, a non-employee director and consultants to purchase an aggregate of 1,257,595 shares of the Company’s Common Stock at exercise prices ranging from $1.10-$1.26. The options vest over periods of up to three years. Subsequent to the granting of the options, 11 employees were terminated by the Company and their unvested options were terminated. As a result, option grants for 303,985 shares were cancelled and returned to the Stock Option Plan, and the total number of options outstanding at December 31, 2005 was 953,610. Compensation costs to the extent previously recognized in connection with cancelled stock option grants are not reversed upon cancellation.

During March and April of 2006, the Company granted options under the Stock Option Plan to seven employees, a non-employee director and consultants to purchase an additional aggregate of 1,438,000 shares of the Company’s Common Stock at exercise prices ranging from $0.065-$0.0715. These options generally vest ratably over a period of 12 months from the date of grant, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest.

The following table presents the status of options outstanding under the Stock Option Plan as of September 30, 2006:

Year of Grant	# granted	# cancelled	# exercised	# outstanding	# vested	# unvested
2005	1,257,595	(303,985)	0	953,610	163,789	789,821
2006	1,438,000	0	0	1,438,000	801,797	636,203
Total	2,695,595	(303,985)	0	2,391,610	965,586	1,426,024

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

Note L - Profit Sharing Plan

During 2004, the Company adopted a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"). The 401(k) Plan became effective on May 1, 2004. Eligible employees are able to make contributions to the 401(k) Plan, which are matched, effective September 1, 2006, by the Company at the rate of 100% of an individual employee’s contribution up to the maximum allowable by law, which for 2006 is generally $15,000. Prior to September 1, 2006, the Company matched 50% of the first $10,000 of an individual employee's contribution. The Company's contribution to the 401(k) Plan for the three-month periods ended September 30, 2006 and 2005 was $16,828 and $9,646, respectively; and for the nine-month periods ended September 30, 2006 and 2005, was $28,749 and $64,864, respectively. The 2006 contributions reflect the decline in the number of employees from 18 in 2005 to 7 in 2006, as well as the increase in the rate of the Company matching, effective September 1, 2006, and the suspension of Company matching contributions during the 2nd quarter of 2006 in order to conserve cash.

Note M - Provision for Income Taxes

The income tax benefit or expense for the three month periods ended September 30, 2006 and 2005 and the nine month periods ended September 30, 2006 and 2005 differed from the amounts computed by applying the federal income tax rate of 34% to the pre-tax loss or income as a result of the following:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Computed (Benefit) Provision	($3,782)	($81,026)	($495,183)	$6,594,300
Provision for State & Local Income Taxes		40,024		2,300,865
Deferred Tax Asset Associated with Share-Based Compensation			(54,214)
Deferred Tax Liability (Asset) Associated with Beneficial Conversion Income (Expense)	71,349		(283,473)
Total Calculated Provision (Benefit)	67,567		(832,870)
(Decrease) Increase in Valuation Allowance	(67,567)		832,870
Net (Benefit) Provision	$-	($41,002)	$-	$8,895,165

Note N - Legal Proceedings

The Company had leased space at 17 State Street, New York, New York (the "Building").  On March 10, 2006, the Company advised the owner of the Building that in view of the owner's breach of certain of its obligations under the Company's lease of space at the Building, the Company had no choice but to vacate the premises.  Accordingly, the Company relocated its offices to Stamford, Connecticut in order to conserve cash while it attempted to develop a viable business plan, rebuild its business and explore strategic alternatives.  In June 2006, the Company and the owner of the Building reached an agreement (the “Agreement”) to settle the dispute. Per the terms of the Agreement, Enigma surrendered the premises and was released from the terms of the Short Term Lease Agreement it had entered into on April 28, 2004. Enigma paid the landlord the sum of $20,000 and the landlord retained a security deposit of $83,147, in consideration of the landlord executing and delivering the Agreement to Enigma. As a result, Enigma is no longer obligated to pay the landlord fixed rent, which from March 1, 2006 to November 30, 2007 would have been approximately $348,600, nor any other rent or charge in connection with its lease of the premises. In addition, Enigma and the landlord mutually released each other from any and all claims, except to the extent Enigma did not surrender the premises and caused damage to the Landlord thereby or otherwise breached any covenant or representation set forth in the Agreement. The security deposit had been written off by the Company during the year ended December 31, 2005. The $20,000 payment to the landlord was charged to operations during the three month period ended June 30, 2006.

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

Risk Factors

Our financial condition, business, operation and prospects involve a high degree of risk. You should carefully read and consider the risks and uncertainties described below as well as the other information in this report before deciding to invest in our Company. We consider these risks to be significant to your decision whether to invest in our Common Stock at this time. If any of the following risks actually occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our Common Stock could decline and you may lose all or part of your investment.

Risks Relating to Our Business

As of December 31, 2005, there was substantial doubt about our ability to continue as a going concern.

As of December 31, 2005, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements as of December 31, 2005, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2005, to fund its operations. Also as of December 31, 2005, the Company had negative net working capital of $175,533. The Company’s net working capital position continued to deteriorate in 2006. These matters raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan in regard to these matters is discussed in Note C to the accompanying condensed financial statements as of September 30, 2006. On June 28, 2006, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Dutchess, and immediately closed the transaction pursuant to which the Company issued Secured Debentures, convertible into shares of Common Stock of the Company, in the principal amount of One Million dollars ($1,000,000). The receipt of $905,000 in net cash provided by financing activities, from this transaction, has relieved the immediate cash crisis. However, unless the Company is successful in generating increased sales, additional sources of revenue, obtaining additional capital, or restructuring its business, the Company is likely to deplete its net working capital reserves during the fourth quarter of 2007.

The Company continues to lose money and could run out of cash within 12 to 14 months.

At the present level of business activity and assuming that cash sales continue at the average rate experienced during the third quarter of 2006, the Company’s working capital resources could be depleted within 12 to 14 months, or sometime in the fourth quarter of 2007. Actual results may be better or worse than anticipated, depending upon the Company’s actual sales results.

The Company’s liquidity position is extremely precarious, as without the funds derived from the sale of the Debentures to Dutchess, the Company would have run out of cash in July 2006. If all sales were to cease, and without reducing expenditures accordingly, the Company’s working capital reserves would be depleted in 4 or 5 months. Therefore, if this situation were to occur, the Company would require additional funds of at least $1,000,000 in order to continue operations for the next 12 months. Please refer to Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in new product development in order to introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users and advertisers. Our sales will decline also if our innovations are not responsive to the needs of our users and advertisers, are not appropriately timed with market opportunity, or are not effectively brought to market.

We have a material weakness in internal controls due to a limited segregation of duties, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. During the year ended December 31, 2005, we found it necessary to reduce our staffing in order to conserve cash, as our level of business activity declined. As a result, there is very limited segregation of duties, this is a material weakness in internal controls. However, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash; but with only seven employees at the Company, total segregation of duties is not practicable.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, our business may be harmed as we might become less responsive to the market conditions that affect our products.

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

There are a number of emerging initiatives in the computer software industry. One example is the Consumer Protection Against Computer Spyware Act that provides protection for consumers against certain types of software. The aim of most of the emerging initiatives is to define which practices in the software industry are acceptable, which practices are violations of existing law, and what will require new laws. This type of legislation could impact us negatively in several ways, primarily because it would reduce the proliferation of Spyware, thereby making it more difficult to market an anti-Spyware software removal product.

During 2005, legislation pertaining to Spyware was enacted in 12 states, and is being considered in 28 additional states. This type of Legislation imposes severe penalties for companies who are in the business of distributing and installing Spyware. Typically, companies will be charged fines ranging from $1,000 to $1,000,000 for each instance of installing Spyware. In some states such as New York, in addition to sharp penalties, there are also criminal charges that can be brought for installing Spyware.

This type of legislation could impact our business negatively because it would reduce the proliferation of Spyware, thereby making it more difficult to market an anti-Spyware software removal product.

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

We may be subject to intellectual property rights claims in the future, which are costly to defend, and could require us to pay damages and limit our ability to use certain technologies in the future.

The Company has not been a party to an intellectual property suit. However, as we face increasing competition, the possibility of intellectual property rights claims against us grows. Our revenues rely significantly on our intellectual property and to the extent we become subject to any intellectual property claims, they would have a material effect on the Company, and our technologies may not be able to withstand third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert management resources and attention.  An adverse determination could also prevent us from offering our products and services to others and may require that we procure substitute products or services. With respect to an intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and we may be unable to compete effectively. Any of these results could harm our brand and operating results.

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

From 1999 to 2003, we were engaged in analyzing the consumer software and internet service markets, which ultimately led to the development of SpyHunter, which was launched in 2003. As a result, we first derived cash from sales of consumer software security and privacy products in 2003, all of which revenue, as well as that of 2004 and the month of January 2005, had been deferred for financial reporting purposes and was recognized in the first and second fiscal quarters of 2005, as is discussed in the Notes to Condensed Financial Statements. We also attempted to develop an internet advertising search engine and spent considerable hours and dollars on developing this service, however, our lack of success in this regard, has led us to abandon our efforts. You must consider our business and prospects in light of the risks and difficulties that we have encountered, and will continue to encounter, as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results. As discussed in our Notes to Condensed Financial Statements, we have developed a new business model which is in the process of being implemented. If we are unsuccessful in this regard, the Company may run out of cash during the third or fourth quarter of 2007.

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

If we are unable to introduce new products or product enhancements on a timely basis, or if the market does not accept these products or product enhancements, our sales will decline.

The markets for certain of our products and services are new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively, and in a timely manner, and to offer products and services that meet these demands. The development of new or enhanced software products and services is a complex and uncertain process. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements. Further, we may experience delays in market acceptance of new products or product enhancements as customers evaluate the advantages and disadvantages of upgrading to our new products or services.

There is significant competition in our market, which could make it difficult to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share.

The market for our products and services is highly competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change either to be maintained or at least be increased in the future. A number of companies offer freeware products that provide some of the functionality of our products. The Company’s products have been affected by the availability of such freeware products, thus we may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for our products continues to develop. We may not be able to compete successfully against current and future competitors.

If our restructuring program is not successful, we may not achieve the operational and financial objectives we have set, and our business, financial condition and results of operations could be materially adversely affected. We had attempted to transition from a license fee revenue model to an advertising based revenue model. Substantial operating losses and limited revenue forced us to abandon the advertising revenue model. We now have a new model that focuses on our core products, however, there can be no assurance our business model will be profitable.

Historically, we have derived substantially all of our revenues from license fees on SpyHunter, some of which revenue has been deferred for financial reporting purposes as discussed in the Notes to Condensed Financial Statements. SpyHunter Series 1 experienced a sustained, substantial decline in product sales volume during the year ended December 31, 2004. License revenues from SpyHunter 2.0, which was introduced in late January 2005, never attained the levels experienced by SpyHunter Series 1 in its product life cycle, and neither has SpyHunter 2.7, which was introduced in May 2006. It is possible that the revenue from new license sales of SpyHunter could be phased out completely during 2007 or 2008.

During 2004, and 2005, we devoted a large portion of our financial and personnel resources to develop new Internet search products. The Company’s business plan at that time included investing in new products with recurring subscription revenue, such as Spam filtering systems and Internet proxy services, as well as developing an advertising based revenue model. None of these invesments yielded positive results and all have been abandoned. In early 2006, it became obvious to management that the aspect of the Company’s business plan with respect to an advertising based revenue model was no longer viable, as the encouraging test results it had noted in the latter half of 2005, dissipated in January 2006. Consequently, this effort was abandoned

There can be no assurance that we will develop a new product or implement a business model that will be profitable. Previously, our product sales were non-recurring and substantially all of our reported and deferred revenue for 2003, 2004, 2005 and the first nine months of 2006 should be deemed as non-recurring revenue. For additional information, please review the Company’s discussion in “Management’s Discussion and Analysis.”

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

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

Our Common Stock has been trading in the public market for approximately 21 months. To date, trading volume has been extremely light, as most of our outstanding shares are unregistered and cannot yet be traded. We cannot predict the extent to which a trading market will develop for our Common Stock or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

You may experience substantial dilution as a result of the Dutchess financing transaction, as well as if we raise funds through the issuance of additional equity and/or convertible securities.

You may experience substantial dilution if Dutchess converts its Debentures into Common Stock of the Company. Since the Conversion Price fluctuates at a substantial percentage discount (25%) to fluctuating market prices, the number of shares issuable to Dutchess, upon conversion of the Debentures, is potentially limitless. In other words, the lower the average trading price of the Company’s shares at the time of conversion, the greater the number of shares that can be issued to Dutchess. This perceived risk of dilution may cause Enigma shareholders to sell their shares, thus contributing to a downward movement in the Company’s stock price, thereby potentially encouraging other Enigma shareholders to sell, or sell short, which could in turn further contribute to a spiraling stock price decline in Enigma’s Common Stock. Dutchess’ overall ownership at any one moment is limited to 9.9% of the outstanding common shares in accordance with the Financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to it, thereby enabling Dutchess to convert the remaining Debentures or exercise additional warrants into common shares. You may also experience substantial dilution if Messrs. Stark and Estevez convert their shares of Preferred Stock into shares of Common Stock.

Our Common Stock has a small public float and future sales of our Common Stock, or sales of shares being registered under this document may negatively affect the market price of our Common Stock.

As of November 8, 2006, the most recent trading day in our Common Stock, there were 4,191,266 shares of our Common Stock outstanding, at a closing market price of $0.02 for a total market valuation of approximately $83,800. Our Common Stock has a public float of approximately 1,600,000 shares, which shares are in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These 1,600,000 shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales of substantial amounts of Common Stock, including future shares issued upon the exercise of 15,000,000 Warrants, future shares issued upon the conversion of Debentures, or upon Colorado Stark and Alvin Estevez converting their Preferred Stock into Common Stock, or upon exercise of stock options (of which 2,391,610 are outstanding as of this filing and an additional 608,390 shares are reserved for issuance), or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our Common Stock.

We could terminate our Securities and Exchange Commission Registration, which could cause our Common Stock to be de-listed from the Over the Counter Bulletin Board (“OTCBB”).

As a public company with fewer than 300 shareholders, Enigma files its periodic reports with the SEC and registers its shares of Common Stock under the Securities Exchange Act of 1934 (the “Exchange Act”) on a voluntary basis. Since the Company has fewer than 300 stockholders of record, we are eligible to de-register our Common Stock under the Exchange Act. Although the Company does not currently plan to de-register its Common Stock, there can be no assurance that we would not de-register the Common Stock at some point in the future. If the Company were to take such action, it could inhibit the ability of the Company’s common stock holders to trade the shares in the open market, thereby severely limiting the liquidity of such shares. Furthermore, if we were to de-register, we would no longer be required to file annual and quarterly reports with the SEC and would no longer be subject to various substantive requirements of SEC regulations. De-registration would reduce the amount of information available to investors about our Company and may cause our Common Stock to be de-listed from the OTCBB. In addition, investors would not have the protections of certain SEC regulations to which we would no longer be subject. The Company has no intention of terminating the registration of the Common Stock, and in fact is constrained from doing so under the terms of its agreements with Dutchess.

Because the market for and liquidity of our shares is volatile and limited, and because we are subject to the "Penny Stock" rules, the level of trading activity in our Common Stock may be reduced.

Our Common Stock is quoted on the OTCBB (ENGM). The OTCBB is generally considered to be a less efficient market than the established exchanges or the NASDAQ markets. While our Common Stock continues to be quoted on the OTCBB, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our Common Stock, compared to if our securities were traded on NASDAQ or a national exchange. In addition, our Common Stock is subject to certain rules and regulations relating to "penny stocks" (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account, and certain other restrictions. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealer's presumed control over the market. For as long as our securities are subject to the rules on penny stocks, the liquidity of our Common Stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

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

General Discussion on Results of Operations and Analysis of Financial Condition

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and conclude with a discussion of Liquidity and Capital Resources available to finance our operations.

We are a developer of Internet-based systems and downloadable security software products designed to give our customers instant access to information on the web and control over the programs installed on their computers in an automated and easy to use way, thereby enhancing transparency and user control. Our business strategy is to leverage our knowledge of internet marketing, as well as our existing base of more than 750,000 users, to continue to develop Internet software products that further the values on which the Internet is based. Our consumer software product line is focused on delivering Internet privacy and security to individual users, homes, offices, and small businesses. Sales of SpyHunter® (“SpyHunter”) commenced in June 2003. In late January 2005, we began to license a new and improved product, SpyHunter 2.0, and in May 2006, with the introduction of SpyHunter 2.7, added important new features.

Critical Accounting Policies and the Use of Estimates

Revenue Recognition

We recognize revenue from the sales of license fees and subscriptions of SpyHunter in accordance with accounting principles generally accepted in the United States of America that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and require us to make some estimates.

Specifically, we recognize such revenues in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These statements of position provide guidance for recognizing revenues related to sales by software vendors. We sell our principal software product, SpyHunter, along with its 6 month subscription service over the Internet. Customers order SpyHunter and simultaneously provide their credit card information to us. Upon receipt of authorization from the credit card issuer, the customer downloads the product over the Internet. For the sales price of $29.99, we provide a license to use our product and post-contract customer support (“PCS”), which consists primarily of free updates to our software products as and when such updates are available, as well as e-mail and telephonic support.

For sales of SpyHunter 1 series that occurred during the years ended December 31, 2003 and 2004, as well as during the month of January 2005, this PCS was provided for an indefinite period into the future. However, with the introduction at the end of January 2005 of our new and improved product, SpyHunter 2.0, PCS was limited to one year from the date of purchase. For SpyHunter 2.7, which was introduced in May 2006, and which replaced SpyHunter 2.0, PCS is limited to six months. Licensees of the SpyHunter 1 series were provided with PCS up until March 10, 2005, from which point forward we no longer supported that product, and at which time we began to recognize the revenue from the sales of SpyHunter series 1.

In recognition of the more challenging security threats that the Company noted in the months immediately prior to May 2006 and in response to our customers, Enigma introduced SpyHunter 2.7 in May 2006, with the commitment that spyware definition updates would become a major facet of our customer support. There were 31 spyware definition updates to SpyHunter 2.0 during the 15 months from February 2005 to May 2006, while there were 45 spyware definition updates to SpyHunter 2.7 during the six months of May 2006 to October 2006.)

Because of the continuing threat of new spyware and adware, SpyHunter is not functional without these definition updates, which comprise the bulk of our Post Contract Support (PCS). The remainder of PCS consists of e-mail and telephonic customer support, which makes the product user friendly. Accordingly we believe that all of the value is attributable to PCS, and hence, the revenue from sales is attributable entirely to PCS and was deferred and recognized over 12 months in the case of the SpyHunter 2.0 and is deferred and recognized over 6 months in the case of the SpyHunter 2.7, the respective periods of PCS in each case. Also in each case we utilize the ½ month convention in the month of sale and the corresponding final month of PCS. For both products the renewal rate for PCS was and is $29.99, the same as the original sales price.

Customers are also able to order a CD version of, and an extended download service for, SpyHunter 2.7, in which case we earn commission income, all of which is recognized at the time of delivery of the product or service; as is any commission income that we earn on sales of other companies’ products or from on-line advertising of such products on our various websites.

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

With respect to sales of SpyHunter 2.0 and SpyHunter 2.7, which have PCS limited to one year and six months, respectively, after the sale, VSOE does exist for the allocation of revenue to the various elements of the arrangement, as we consider all of the revenue from such sales to be attributable to the service element because the SpyHunter download is useless without it. Accordingly, we recognized the license fees for SpyHunter 2.0 during the 12-month period, and for SpyHunter 2.7, for the 6-month period immediately subsequent to the sale.

Reserves for Product Returns

Our policy with respect to product returns is spelled out in our End User License Agreement (“EULA”), which states “…products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis.” As of September 30, 2006, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept greater or fewer products for return.

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

Legal Contingencies

As discussed in the Notes to Condensed Financial Statements and below, from time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity. The Company had leased space at 17 State Street, New York, New York (the "Building").  On March 10, 2006, the Company advised the owner of the Building that in view of the owner's breach of certain of its obligations under the Company's lease of space at the Building, the Company had no choice but to vacate the premises.  Accordingly, the Company relocated its offices to Stamford, Connecticut in order to conserve cash while it attempted to develop a viable business plan, rebuild its business and explore strategic alternatives.  In June 2006, the Company and the owner of the Building reached an agreement (the “Agreement”) to settle the dispute. Per the terms of the Agreement, Enigma surrendered the premises and was released from the terms of the Short Term Lease Agreement it had entered into on April 28, 2004. Enigma paid the landlord the sum of $20,000 and the landlord retained a security deposit of $83,147, in consideration of the landlord executing and delivering the Agreement to Enigma. As a result, Enigma is no longer obligated to pay the landlord fixed rent, which from March 1, 2006 to November 30, 2007 would have been approximately $348,600, nor any other rent or charge in connection with its lease of the premises. In addition, Enigma and the landlord mutually released each other from any and all claims, except to the extent Enigma did not surrender the premises and caused damage to the Landlord thereby or otherwise breached any covenant or representation set forth in the Agreement. The security deposit had been written off by the Company during the year ended December 31, 2005. The $20,000 payment to the landlord was charged to operations during the three month period ended June 30, 2006.

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

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

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

During the third and fourth quarters of 2005, the Company attempted to restructure itself by transitioning from a license fee revenue model to an advertising based revenue model. This attempt ultimately failed and the Company completely abandoned this effort in January 2006. During the period of this attempted restructure, the Company terminated 11 of its 18 employees at a gross annual cost savings for salary and benefits, before outsourcing, of approximately $790,000.00, on a pre-tax basis. The terminated employees included 9 engineering and customer support personnel, and a portion of their workload was outsourced an annual cost of approximately $150,000. In addition several administrative employees were terminated to conserve capital resources and their workload was absorbed by the remaining employees.

Revenues

For the three-month period ended September 30, 2006, reported revenues from the sales of software products and subscription services were $258,714, principally consisting of revenue recognized from sales of SpyHunter 2.0 and SpyHunter 2.7. Also, for the three-months ended September 30, 2006, commission income and advertising revenues were $18,380. For the three-month period ended September 30, 2005, reported revenues from the sales of software products and subscription services, consisting of revenue recognized from sales of SpyHunter 2.0, totaled $231,256.

For the nine-month period ended September 30, 2006, reported revenues from the sales of software products were $810,635, principally consisting of revenue recognized from sales of SpyHunter 2.0 and SpyHunter 2.7. Also, for the nine-months ended September 30, 2006, commission income and advertising revenues were $54,371. For the nine-month period ended September 30, 2005, reported revenues from the sales of software products totaled $21,631,433, including the non-cash recognition of deferred revenue from sales of the SpyHunter 1 series of approximately $21,275,401 (the cash generated by these license fees having all been received during the years ended December 31, 2003, 2004 and the month of January 2005 and used to support operations of those years and period, respectively); and approximately $356,000 of revenue recognized principally from sales of SpyHunter 2.0.

The price charged for each SpyHunter product, Series 1, SpyHunter 2.0 and SpyHunter 2.7 was or is $29.99. SpyHunter Series 1 was introduced in June 2003 and discontinued in January 2005 with the introduction of SpyHunter 2.0. SpyHunter 2.0 was discontinued in May 2006 with the introduction of SpyHunter 2.7.

During the approximate 16 months that SpyHunter 2.0 was sold, the Company produced 31 spyware definition updates, for an average of slightly less than two per month. In recognition of the more challenging security threats that the Company noted in the months immediately prior to May 2006 and in response to our customers, Enigma introduced SpyHunter 2.7 in May 2006, with the commitment that spyware definition updates would become a major facet of our customer support.

Accordingly, we have provided 45 such updates in that approximate 6 month period, for a monthly average of over 7.5 updates per month, or almost triple the rate of spyware definition updates produced for SpyHunter 2.0. The production of such updates is labor intensive. Therefore, in recognition of the increased costs of defending against new threats with more timely and comprehensive definition updates, the Company determined it was necessary to increase the price of its product, but being sensitive to the historic price point of $29.99 decided to reduce the term of its customer support contract from 12 months to 6, without increasing the price point.

Expenses

Expenses for the three-month periods ended September 30, 2006 and 2005 were $478,742 and $513,486, respectively. For the nine-month periods ended September 30, 2006 and 2005, expenses were $1,481,575 and $2,358,470, respectively.

	Three Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005
Marketing and selling	$39,260	$42,583	$86,065	$283,452
General and administrative	433,565	408,642	1,388,260	1,932,234
Depreciation and amortization	5,917	40,261	8,250	120,784
Total expenses	$478,742	$491,486	$1,481,575	$2,336,470

For the three months ended September 30, 2006, marketing and selling expenses declined by approximately $3,000, or 8%, from that of the prior year comparable period, reflecting a decline in current sales of software products (approximately $287,000 in the third quarter of 2006 as compared to approximately $317,000 in the third quarter of 2005). For the nine months ended September 30, 2006, marketing and selling expenses declined by approximately $197,000, or 70%, from that of the prior year comparable period, reflecting the substantial decline in current sales of software products (approximately $605,000 in the first nine months of 2006 as compared to approximately $1,049,000 in the first nine months of 2005).

The Company determines “current sales” based on sales that occur during the period upon which we are reporting. Current sales are the amount of cash sales that were generated during that period. The amount of sales reported on the Statement of Operations, under the caption “Sales of software products and subscription services” is a number derived from the Company’s application of SOP 97-2 and includes a portion cash or current sales that occurred in prior periods.

Marketing and selling expenses are expensed as incurred and relate directly to the level of current sales activity as opposed to the revenue reported, under SOP 97-2, for the period, which may have been entirely or partially deferred, as discussed above. Current sales of software products and subscription services (as compared to reported revenues from sales) declined for the quarter and the nine month period by approximately $30,000, or 9% and $444,000, or 42%, respectively, as compared to the prior year comparable periods, as anti-spyware products became accessible to consumers as part of bundled software products offered by other software vendors, and as SpyHunter reached maturity in its product life-cycle. In 2003 and 2004, Enigma generated the majority of its sales through advertising, while in 2005 and 2006, direct response marketing was no longer a profitable venue for advertising for the Company and most sales came from either word of mouth or our established internet presence. We are encouraged by the fact that current sales of software products (as compared to reported revenues from sales) declined for the quarter by only 9%, as compared to the decline for nine months of 42%. The Company faces serious challenges as anti-Spyware products became accessible to consumers as part of bundled software products offered by other software vendors, and as SpyHunter reached maturity in its product life-cycle. Management believes that our attention to continuous spyware definition updates as well as future enhanced versions of SpyHunter, that will broaden the product from a Spyware Scanning and Removal product to a more complete security platform, should be able to sustain operations and produce profits for the next five years.

For the three months ended September 30, 2006, general and administrative expenses increased by approximately $25,000, and for the nine month period declined by $544,974 when compared to the comparable prior year periods. The decline in the nine month period was principally due to decreases in compensation and benefits expense reflecting the lay-off of 11 employees in 2005.

Depreciation and amortization expense declined by approximately $34,000 during the three months ended September 30, 2006 and by approximately $113,000 during the nine months ended September 30, 2006, when compared to the comparable prior year periods, principally due to the write down of impaired assets in the fourth quarter of 2005, partially offset by the amortization of deferred financing expenses incurred in connection with the issunace of convertible debentures.

Net Income (Loss)

As a result of the foregoing and after accounting for interest income, debenture interest expense, beneficial conversion income or expense and income tax expense/(benefits), there was a net loss of $11,124 for the three-months ended September 30, 2006 as compared to a net loss of approximately $200,000 for the comparable prior year period. For the nine month period ended September 30, 2006 and 2005, there was a net loss of approximately $1.5 million compared to a net income of approximately $10.5 million, respectively.

Liquidity and Capital Resources for the Nine-Month Periods Ended September 30, 2006 and 2005

At September 30, 2006 we had cash and cash equivalents of $653,314. This amount is comparable to cash and cash equivalents of $442,626 at September 30, 2005, and cash and cash equivalents of approximately $472,000 at December 31, 2005. As discussed above, without the net $905,000 received in connection with the Dutchess financing transaction, the Company would have had to have cease operations prior to September 30, 2006.

Net cash used in operating activities for the nine-months ended September 30, 2006 was approximately $724,000, as compared to net cash used in operating activities of approximately $159,000 for the nine months ended September 30, 2005. This increase ($565,000) in cash used in operating activities as compared to the comparable period of the prior year is reflective of a $444,000 decline in current sales of our software products and subscription services as discussed above.

At the present level of business activity, the Company’s ongoing monthly gross operating cash disbursements are expected to average $150,000. As of September 30, 2006, the Company had negative net working capital of $1,575,499. However, current liabilities include a Derivative Liability of $1,315,691, a warrant Liability of $518,053, both of which arise in the accounting for the Convertible Debentures (see Note G to the accompanying Condensed Financial Statements as of September 30, 2006) and deferred revenue of $364,788. After adding back these three items, net working capital available to sustain ongoing operations would be approximately $623,000. Assuming that current sales continue at the average rate experienced during the third quarter of 2006, which was approximately $96,000 per month, and gross operating cash expenditures continue at $150,000 per month, this would give rise to a monthly cash flow deficit of approximately $50,000; accordingly, the Company’s working capital resources could be depleted within approximately 12 to 14 months, or sometime in the fourth quarter of 2007. Actual results may be better or worse than anticipated, depending upon the Company’s actual sales results in future months. The Company’s liquidity position is extremely severe, as without the funds derived from the sale of Convertible Debentures to Dutchess, the Company would have run out of cash in July 2006. This was anticipated in the Company’s earlier filings, as is evidenced by the going concern opinion included in its 2005 audited financial statements.

Because our business is evolving and changing, our operating cash flow may continue to suffer, and past operations are not a good gauge for anticipating future operations. In addition, we have taken on substantial debt, the interest service on which is approximately $10,000 per month (which is included in the gross operating cash expenditures continuing at $150,000 per month discussed above.) On the positive side, we have effectively reduced our operating overhead by reducing staff and utilizing outsourcing channels and by moving our corporate headquarters from lower Manhattan to Stamford, Connecticut. We are hopeful that these overhead reductions will help to improve our operating results.

Item 3. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

A material weakness in the Company’s internal controls existed as of June 30, 2006, with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Balance Sheet and Statements of Operations and Cash Flows, which resulted in misstatements therein.  The impact of the issuance of secured convertible debentures and the related warrants, and the proceeds therefrom, were not appropriately classified as liabilities on the Balance Sheet and the related beneficial conversion expense on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows.

A material weakness in the Company’s internal controls existed as of September 30, 2006, due to the Company’s limited number of employees. With regard to such personnel, there is a weakness as a result of the limited segregation of duties amongst our employees. Despite the decrease in employees and limited segregation of duties, management believes that the Company’s current employees are capable of following our disclosure controls and procedures effectively.

During the fiscal quarter ended September 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our CEO and CFO. Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

 The Company is regularly involved in litigation which is incidental to its business. The Company had leased space at 17 State Street, New York, New York (the "Building").  On March 10, 2006, the Company advised the owner of the Building that in view of the owner's breach of certain of its obligations under the Company's lease of space at the Building, the Company had no choice but to vacate the premises.  Accordingly, the Company relocated its offices to Stamford, Connecticut in order to conserve cash while it attempted to develop a viable business plan, rebuild its business and explore strategic alternatives.  In June 2006, the Company and the owner of the building reached an agreement (the “Agreement”) to settle the dispute. Per the terms of the Agreement, Enigma surrendered the premises and was released from the terms of the Short Term Lease Agreement it had entered into on April 28, 2004. Enigma paid the landlord the sum of $20,000 and the landlord retained a security deposit of $83,147, in consideration of the landlord executing and delivering the Agreement to Enigma. As a result, Enigma is no longer obligated to pay the landlord fixed rent, which from March 1, 2006 to November 30, 2007 would have been approximately $348,600, nor any other rent or charge in connection with its lease of the premises. In addition, Enigma and the landlord mutually released each other from any and all claims, except to the extent Enigma does not surrender the premises and causes damage to the Landlord thereby or otherwise breaches any covenant or representation set forth in the Agreement. The security deposit had been written off by the Company during the year ended December 31, 2005. The $20,000 payment to the landlord was charged to operations during the three month period ended June 30, 2006.

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

ENIGMA SOFTWARE GROUP, INC.

Date: November 13, 2006	By:	/s/ Alvin Estevez
Alvin Estevez, President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer