Form 10QSB/A
period 2006-06-30
ENIGMA SOFTWARE GROUP, INC
filed 2006-11-16
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB/A
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,191,266 shares of Common Stock, $0.001 par value, outstanding as of November 14, 2006 .

Transitional Small Business Disclosure Format (check One):     Yes ☐No ☑

Explanatory Note

This Form 10-QSB/A filing amends Items 1, 2 and 3, entitled Financial Statements, Management's Discussion and Analysis or Plan of Operations and Controls and Procedures, respectively, of the Form 10-QSB filed by Enigma Software Group, Inc. (the “Company”) on August 9, 2006. These amendments pertain specifically to: the accounting for the Company's convertible subordinated debentures and preferred stock; the disclosures in certain notes to the condensed financial statements; management's discussion and analysis of certain risk factors, revenues, expenses and liquidity; and the Company's evaluation of disclosure controls and procedures.

ENIGMA SOFTWARE GROUP, INC.

INDEX
		Page
PART I. FINANCIAL INFORMATION		4

Item 1. Financial Statements.		4

Condensed Balance Sheet at June 30, 2006 (unaudited)		4

Condensed Statements of Operations for the three-month periods and the six-month periods ended June 30, 2006 and 2005 (unaudited)		5

Condensed Statements of Cash Flows for the six-month periods ended June 30, 2006 and 2005 (unaudited)		6

Notes to Condensed Financial Statements (unaudited)		7

Item 2. Management's Discussion and Analysis or Plan of Operation.		14

Item 3. Controls and Procedures.		29

PART II. OTHER INFORMATION		30

Item 1.	Legal Proceedings.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits.

SIGNATURES		31

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Enigma Software Group, Inc.
Condensed Balance Sheet
June 30, 2006
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$465,418
Accounts receivable	99,274
Convertible debenture subscription receivable	500,000
Prepaid expenses	3,814
Total current assets	1,068,506

Property and equipment, net	4,667
Deferred financing costs	95,000
Security deposit	6,700

Total Assets	$1,174,873

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$162,029
Income taxes payable	86,166
Accrued debenture interest	1,000
Derivative liability	1,307,901
Warrant liability	735,694
Deferred revenue	336,459
Total current liabilities	2,629,249
Secured convertible debentures due 2011
Commitments and contingencies
Total Liabilities	2,629,249

TEMPORARY EQUITY
Series A convertible preferred stock, par value $0.001, 10,000,000 shares
authorized; 7,433,988 issued and outstanding	3,644

CAPITAL DEFICIT
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized;
7,433,988 issued and outstanding	3,790
Common stock, par value $0.001, 100,000,000 shares authorized;
4,191,266 issued and outstanding	4,191
Additional paid-in capital	108,569
Accumulated deficit	(1,574,570)
Total capital deficit	(1,458,020)

Total Liabilities, Temporary Equity and Capital Deficit	$1,174,873

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Operations
For the three-month and six month periods ended June 30,
(unaudited)

	Three Month Periods			Six Month Periods
	ended June 30,			ended June 30,
	2006		2005	2006	2005
Revenues:
Sales of software products and subscription services		$254,481	$16,418,139	$551,921	$21,400,177
Commission income and advertising revenues		15,801	16,817	35,991	70,334
Other revenue		4,348		8,997
Total revenues		274,630	16,434,956	596,909	21,470,511

Expenses:
Marketing and selling		26,378	66,804	46,805	240,869
General and administrative		333,336	730,843	953,695	1,523,592
Depreciation and amortization		1,166	40,262	2,333	80,523
Total expenses		360,880	837,909	1,002,833	1,844,984

Operating (loss) income		(86,250)	15,597,047	(405,924)	19,625,527
Interest income		161	3,895	5,223	7,546
Other income			238		238
Debenture interest expense		(1,000)		(1,000)
Beneficial conversion expense		(1,043,595)		(1,043,595)
(Loss) income before income tax provision		(1,130,684)	15,601,180	(1,445,296)	19,633,311
Income tax provision			7,159,001		8,936,167

Net (loss) income		$(1,130,684)	$8,442,179	$(1,445,296)	$10,697,144

Basic net (loss)/income per common share	$	(0.07)	$0.52	$(0.09)	$0.68
Diluted net (loss)/income per common share	$	(0.07)	$0.52	$(0.09)	$0.67

Weighted average shares outstanding:
Basic		15,845,948	16,243,267	16,043,510	15,838,007
Diluted		15,845,948	16,258,443	16,043,510	15,847,798

See notes to condensed financial statements.

Condensed Statements of Cash Flows
For the six-month periods ended June 30,
(unaudited)

	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,445,296)	$10,697,144
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Beneficial conversion expense	1,043,595
Stock based compensation expense	159,453
Depreciation and amortization	2,333	80,523
Interest income on officer’s loan		(819)
Changes in:
Accounts receivable	(47,978)	(245,000)
Prepaid expenses and other current assets	3,958	139,140
Security Deposit	(6,700)
Accounts payable and accrued expenses	111,197	(202,968)
Debenture interest accrued	1,000
Deferred revenue	(233,152)	(20,552,839)
Deferred tax asset		8,495,000
Income taxes payable		438,901
Restricted cash		995,140
Net cash used in operating activities	(411,590)	(155,778)
Cash flows from investing activities:
Purchase of property and equipment		(3,523)
Cash flows from financing activities:
Issuance of convertible debentures	1,000,000
Less Subscription receivable	(500,000)
Less: deferred financing costs in connection with issuance of convertible debentures	(95,000)

Net cash provided by financing activities	405,000

Net (decrease)/increase in cash and cash equivalents	(6,590)	(159,301)
Cash and cash equivalents - beginning of period	472,008	615,734
Cash and cash equivalents - end of period	$465,418	$456,433
Non-cash transaction:
Common shares redeemed in connection with repayment of loan and interest by shareholder		$123,485

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

The Registration Rights Agreement between the Company and Dutchess provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company failed to file a registration statement within 35 calendar days after the Closing (a milestone which was met by the Company) liquidated damages amounting to approximately $20,000.00 per month would have been payable to Dutchess. Also, the Conversion Price of the Debentures would have decreased by 10%. In addition, liquidated damages amounting to $20,000.00 per month are payable by the Company, in the event that the registration Statement is not declared effective within 90 calendar days after the Closing. Such liquidated damages are payable for each 30 calendar day period after the 90 day milestone on a pro-rata, compounded daily basis until the registration statement becomes effective. Also, liquidated damages amounting to approximately $20,000.00 per month are payable by the Company, in the event that it fails to respond to any Securities and Exchange Commission (“SEC”) comments or correspondence within seven business days of receipt of such by the Company and within nine business days in the case of SEC staff accounting comments. Finally, once the registration statement has become effective and thereafter if Dutchess’ right to sell is suspended, for any reason, for a period of 5 business days, then the Company must pay liquidated damages in the amount of 2% of the face amount of the then outstanding Debentures for each 10 day calendar period that the suspension is in effect.

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

Note C - Going Concern - The Company continues to lose money and may not stay in operations

The Company’s independent public accountants, in their opinion rendered in connection with the Company’s most recent audited financial statements as of December 31, 2005, expressed substantial doubt as to the Company’s ability to continue as a going concern. During the year ended December 31, 2005 and the six month period ended June 30, 2006, the Company did not generate sufficient cash flows from revenues to fund its operations (see Note E-1). For the year ended December 31, 2005, the Company used cash of $137,226 in operating activities and cash of $6,500 in investing activities, and for the six month period ended June 30, 2006, the Company used $411,590 of cash in operating activities, for total net operating cash use of $555,316 over the 18 month period. As the Company began fiscal year 2005 with cash of $615,734, it had insufficient financial resources on hand in June 2006 (prior to the Financing) to fund its operations for the remainder of the current year.

The Financing provided the Company with net cash of $405,000 on June 28, 2006 so that as of June 30, 2006 the Company had cash of $465,418 to fund its operations. The Financing aso provided the Company with additional cash of $500,000 in July 2006. However, unless the Company is successful in generating increased sales, additional sources of revenue, obtaining additional capital, or restructuring its business, the Company is likely to deplete its net working capital reserves during the third or fourth quarter of 2007.

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

With respect to license fees generated from the sales of software products and subscription services for downloadable security software products, the Company recognizes revenues in accordance with Statement of Position (“SOP”) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance for recognizing revenues related to sales by software vendors. The Company sells its SpyHunter® software ("SpyHunter") with the subscription service for spyware definition updates and product support over the Internet. Customers place their orders and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company licenses the customer to download SpyHunter over the Internet. For the sales price, the Company provides a subscription for post-contract customer support ("PCS") for a period of six months, which consists primarily of e-mail support and free updates to its SpyHunter software, as and when such updates are available. In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements, based on vendor-specific objective evidence ("VSOE") of fair value.

In connection with the issuance of SpyHunter 2.0, which was released in late January 2005, the Company announced to all of its then existing customers that as of March 10, 2005, the Company would no longer support and/or provide updates to its SpyHunter software issued prior to the introduction of SpyHunter 2.0 (“SpyHunter 1 series”), and the Company ceased to offer the SpyHunter 1 series, for which PCS had been provided for an indefinite period. As an incentive to purchase the then recently released SpyHunter 2.0, the Company offered this software to its existing customers free of charge for a period of 90 days. Since VSOE did not exist for the allocation of revenue to the various elements of the SpyHunter 1 series arrangement, as the Company had not limited the amount of time it would support the product, the Company had deferred all revenue from such arrangements. However, with the discontinuance of the SpyHunter 1 series, the Company began to recognize its deferred revenue related to the SpyHunter 1 series, beginning March 11, 2005, ratably over a period of 90 days. Accordingly, during the year ended December 31, 2005, the Company recognized as revenue, all sales from its SpyHunter 1 series software, while no additional cash was received during that year in connection with these subscription and product sales. Substantially all (99.4%) of the revenue from sales of software subscriptions and products reported during the six months ended June 30, 2005 is from SpyHunter 1 series sales which occured in 2003, 2004 and January 2005.

SpyHunter 2.0 provided for twelve months of post-contract customer support and updates, if any. Accordingly, the Company recognized revenue from sales of subscriptions of SpyHunter 2.0 ratably over the 12-month period subsequent to each sale of SpyHunter 2.0. During May 2006, the Company introduced SpyHunter 2.7 for which the Company provides post-contract customer support and updates, if any, for a period of six months. The Company considers all revenue from sales of SpyHunter 2.0 and SpyHunter 2.7 to be attributable to the service elements. During the three month period ended June 30, 2006 the revenue recognized from the combined sales of SpyHunter 2.0 and 2.7 was approximately $254,000 and during the three month period ended June 30, 2005, the revenue recognized from the sales of SpyHunter 2.0 was $104,000 and the revenue recognized from the sales of SpyHunter 1 series was approximately $16.3 million. During the six month period ended June 30, 2006 the revenue recognized from combined sales of SpyHunter 2.0 and 2.7 was approximately $552,000 and during the six month period ended June 30, 2005 the revenue recognized from sales of SpyHunter 2.0 was approxiamtely $121,000 and the revenue recognized from the sales of SpyHunter 1 series was approximately $21.3 million.

With respect to commission income, the Company recognizes such revenue at the time of delivery of the product or the service for which the commission is earned; and with respect to on-line advertising, at the time the advertising revenue is generated as determined by the consumer’s click-through to the advertiser’s website.

[2]	Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the period. Estimates are used in accounting for the cost of post-contract customer support, sales returns and allowances, life of depreciable and amortizable assets, employee benefits, valuation of derivatives, valuation of temporary equity, provisions for income taxes, realization of deferred tax assets and stock-based compensation expenses. Actual results could differ from those estimates.

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

Basic earnings per share is computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the three and six month periods ended June 30, 2005, diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. For the three and six month periods ended June 30, 2006, diluted earnings per share would include includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method, as well as the potential conversion of shares of Preferred Stock into Common Stock, the potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon potential exercise of Warrants. Since such treatment for the three and six month periods ended June 30, 2006 would be anti-dilutive, diluted earnings per share are equivalent to basic earnings per share.

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

Note G - Secured Convertible Debentures Due 2011

The Debentures bear interest at 12% per annum, payable monthly, and are due in June of 2011. The Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.07 per share or seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the 20 trading days immediately preceding a notice of conversion (the “Conversion Price”). The Warrants are also exercisable at the Conversion Price and may be exercised any time after issuance through and including June 28, 2011. The shares of Common Stock that will be issued if the underlying Debentures are converted and the Warrants are exercised will be very dilutive to the Company’s common stockholders (see Note I). The potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of Warrants give rise to a Derivative Liability and a Warrant Liability, respectively. The Company has calculated the potential value of each respective liability using the Black-Scholes-Merton option-pricing model: with the Company’s latest stock trading price of $0.05 at, or prior to, June 30, 2006; the annualized historical volatility of the Company’s stock price over a period of 16 months of 200.24%; an estimated exercise price of $0.0375, equal to the estimated maximum Conversion Price at June 30, 2006; an estimated life of 5 years for the Convertible Debentures; and a discount rate equal to the yield on 5 year Treasury Notes issued June 30, 2006. These calculations resulted in an estimated value of $1,307,901 for the convertibility feature of the Convertible Debentures and an estimated value of $735,694 for the Warrants. Such amounts were recorded as liabilities in the Company’s financial statements as of June 30, 2006, giving rise to a charge to earnings in the quarter ended June 30, 2006 of $1,043,595 for Beneficial Conversion Expense, as well as a Convertible Debenture Discount of $1,000,000, the latter of which was netted against the liability for Convertible Debentures, thereby reducing that liability to zero.

Note H - Temporary equity

As of June 30, 2006, the Company did not have a sufficient quantity of authorized Common Stock to meet it potential obligations for conversion of the Debentures, the exercise of the Warrants and the conversion of the Preferred Stock. At the June 30, 2006 closing stock price of $0.05, the Debentures could have been converted into 26,666,666 shares of the Company’s Common Stock, the Warrants could have been exercised for 15,000,000 shares of the Company’s Common Stock, and the Preferred Stock could have been converted into 106,199,828 shares of the Company’s Common Stock. The aggregate of the common shares outstanding and those shares due upon the conversions and the warrant exercise, as of June 30, 2006, was in excess of 152 million, which exceeded the 100 million common shares authorized in the Company’s Certificate of Incorporation. Accordingly, the excess of such shares, 52,057,760 represented by 3,644,043 shares of the Company’s Preferred Stock, has been reclassified to temporary equity until this situation can be resolved. Management intends to study its alternatives to remedy this situation, including increasing the number of authorized common shares with the consent of the Company’s shareholders.

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

The following table presents the status of options outstanding under the Stock Option Plan as of June 30, 2006:

Year of Grant	# granted	# cancelled	# exercised	# outstanding	# vested	# unvested
2005	1,257,595	(303,985)	0	953,610	163,789	789,821
2006	1,438,000	0	0	1,438,000	636,800	801,200
Total	2,695,595	(303,985)	0	2,391,610	800,589	1,591,021

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

Note M - Provision for Income Taxes

The income tax benefit or expense for the three month periods ended June 30, 2006 and 2005 and the six month periods ended June 30, 2006 and 2005 differed from the amounts computed by applying the federal income tax rate of 34% to the pre-tax loss or income as a result of the following:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Computed (Benefit) Provision	$(18,160)	$5,279,065	$(82,360)	$6,649,990
Provision for State & Local Income Taxes		1,879,936		2,286,177
Deferred Tax Asset Associated with Share-Based Compensation	(11,445)		(54,214)
Total Calculated (Benefit) Provision	(29,605)		(136,574)
Increase in Valuation Allowance	29,605		136,574

Net (Benefit) Provision	$—	$7,159,001	$—	$8,936,167

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

Risks Relating to Our Business

As of December 31, 2005 there was substantial doubt about our ability to continue as a going concern.

As of December 31, 2005, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements as of December 31, 2005, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2005, to fund its operations. Also at December 31, 2005, the Company had negative net working capital of $175,533. The Company’s net working capital position has continued to deteriorate into the second quarter of 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is discussed in Note C to the accompanying condensed financial statements as of June 30, 2006. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The issuance of the Debentures in the face amount of $1,000,000 has relieved the immediate cash crisis. However, unless the Company is successful in generating additional sources of revenue, or obtaining additional capital, or restructuring its business, the Company is likely to deplete its net working capital reserves during the third or fourth quarter of 2007.

The Company continues to lose money and could run out of cash in 15 to 17 months.

At the present level of business activity and assuming that cash sales continue at the average rate experienced during the second quarter of 2006, the Company’s working capital resources could be depleted within 15 to 17 months, or sometime in the third or fourth quarter of 2007. Actual results may be better or worse than anticipated, depending upon the Company’s actual sales results. On June 28, 2006, the Company, entered into a Subscription Agreement (the “Subscription Agreement”) with Dutchess, and immediately closed the transaction pursuant to which the Company issued secured Debentures, convertible into shares of Common Stock of the Company, in the principal amount of One Million dollars ($1,000,000). Dutchess funded Five Hundred Thousand dollars ($500,000) to the Company upon the initial closing and Dutchess funded an additional Five Hundred Thousand dollars ($500,000) to the Company simultaneously with the filing in July 2006 of the registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”), covering the shares of Common Stock underlying the Debentures.

The Company’s liquidity position is extremely severe, as without the funds derived from the sale of the Debentures to Dutchess, the Company would have run out of cash in July 2006. If all sales were to cease, and without reducing expenditures accordingly, the Company’s working capital reserves would be depleted in 7 months. Therefore, if this situation were to occur, the Company would require additional funds of $600,000 in order to continue operations for the next 12 months. Please refer to Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During 2005, legislation pertaining to Spyware was enacted in 12 states, and is being considered in 28 additional states. This type of Legislation imposes severe penalties for companies who are in the business of distributing and installing Spyware. Typically companies will be charged fines ranging from $1,000 to $1,000,000 for each instance of installing Spyware. In some states such as New York, in addition to sharp penalties, there are also criminal charges that can be brought for installing Spyware.

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

Historically, we have derived substantially all of our revenues from license fees on SpyHunter, some of which revenue has been deferred for financial reporting purposes as discussed in the Notes to Condensed Financial Statements. SpyHunter Series 1 experienced a sustained, substantial decline in product sales volume during the year ended December 31, 2004. License revenues from SpyHunter 2.0, which was introduced in late January 2005, never attained the levels experienced by SpyHunter Series 1 in its product life cycle, and neither has SpyHunter 2.7, which was introduced in May 2007. It is possible that the revenue from new license sales of SpyHunter could be phased out completely during 2007 or 2008.

During 2004, and 2005, we devoted a large portion of our financial and personnel resources to develop new Internet search products. The Company’s business plan at that time included investing in new products with recurring subscription revenue, such as Spam filtering systems and Internet proxy services, as well as developing an advertising based revenue model. None of these invesments yielded positive results and all have been abandoned. In early 2006, it became obvious to management that the aspect of the Company’s business plan with respect to an advertising based revenue model was no longer viable, as the encouraging test results it had noted in the latter half of 2005, dissipated in January 2006. Consequently, this effort was abandoned

There can be no assurance that we will develop a new product or implement a business model that will be profitable. Previously, our product sales were non-recurring and substantially all of our reported and deferred revenue for 2003, 2004, 2005 and the first six months of 2006 should be deemed as non-recurring revenue. For additional information, please review the Company’s discussion in “Management’s Discussion and Analysis.”

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

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

Our Common Stock has been trading in the public market for approximately 19 months. To date, trading volume has been extremely light, as most of our outstanding shares are unregistered and cannot yet be traded. We cannot predict the extent to which a trading market will develop for our Common Stock or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

As of November 14, 2006, the most recent trading day in our Common Stock, there were 4,191,266 shares of our Common Stock outstanding, at a closing market price of $0.02 for a total market valuation of approximately $83,825. Our Common Stock has a public float of approximately 1,600,000 shares, which shares are in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These 1,600,000 shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales of substantial amounts of Common Stock, including future shares issued upon the exercise of 15,000,000 Warrants, future shares issued upon the conversion of Debentures, or upon Colorado Stark and Alvin Estevez converting their Preferred Stock into Common Stock, or upon exercise of stock options (of which 2,391,610 are outstanding as of this filing and an additional 608,390 shares are reserved for issuance), or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our Common Stock.

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

General Discussion on Results of Operations and Analysis of Financial Condition

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the three-month and six-month periods ended June 30, 2006 and 2005, and conclude with a discussion of Liquidity and Capital Resources available to finance our operations.

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

Critical Accounting Policies and the Use of Estimates

Revenue Recognition

We recognize revenue from the license fees and subscriptions of SpyHunter in accordance with accounting principles generally accepted in the United States of America that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and require us to make some estimates.

Specifically, we recognize revenues in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These statements of position provide guidance for recognizing revenues related to sales by software vendors. We sell our principal software product, SpyHunter, along with its 6 month subscription service over the Internet. Customers order SpyHunter and simultaneously provide their credit card information to us. Upon receipt of authorization from the credit card issuer, the customer downloads the product over the Internet. For the sales price of $29.99, we provide a license to use our product and post-contract customer support (“PCS”), consisting primarily of free updates to our software products as and when such updates are available, as well as e-mail and telephonic support.

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

In recognition of the more challenging security threats that the Company noted in the months immediately prior to May 2006 and in response to our customers, Enigma introduced SpyHunter 2.7 in May 2006, with the commitment that spyware definition updates would become a major facet of our customer support. There were 31 spyware definition updates to SpyHunter 2.0 during the 15 months from February 2005 to May 2006, while there were 32 spyware definition updates to SpyHunter 2.7 during the three months of May 2006 to August 2006.)

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

Customers are also able to order a CD version of, and an extended download service for, SpyHunter 2.0 amd 2.7, in which case we earn commission income, all of which is recognized at the time of delivery of the product or service; as is any commission income that we earn on sales of other companies products or from on-line advertising of such products on our various websites.

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

We informed all of our customers that as of March 10, 2005, we would no longer support or provide updates to the SpyHunter 1 series software and we offered SpyHunter 2.0 to then existing customers free of charge for a period of 90 days. Accordingly, we recognized as revenue, all proceeds from the sales of SpyHunter 1 series that occurred from June 2003 through January 2005, ($21,270,075) during the 90 day period from March 11, 2005 through June 10, 2005, at the daily rate of 1/90 of the total deferred revenues.

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

The price charged for each of SpyHunter Series 1 and SpyHunter 2.0, was $29.99; the price charged for SpyHunter 2.7 is $29.99. SpyHunter Series 1 was introduced in June 2003 and discontinued in January 2005 with the introduction of SpyHunter 2.0. SpyHunter 2.0 was discontinued in May 2006 with the introduction of SpyHunter 2.7.

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

Accordingly, we have provided 32 such updates in that approximate 3 month period, for a monthly average of over 10 updates per month, or 5 times the rate of spyware definition updates produced for SpyHunter 2.0. The production of such updates is labor intensive. Therefore, in recognition of the increased costs of defending against new threats with more timely and comprehensive definition updates, the Company determined it was necessary to increase the price of its product, but being sensitive to the historic price point of $29.99 decided to reduce the term of its customer support contract from 12 months to 6, without increasing the price point.

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

For the three months ended June 30, 2006, marketing and selling expenses declined by approximately $40,426, or 61%, from that of the prior year comparable period, reflecting the substantial decline in current sales of software products (approximately $212,000 in the second quarter of 2006 as compared to approximately $502,000 in the second quarter of 2005). For the six months ended June 30, 2006, marketing and selling expenses declined by approximately $194,064, or 81%, from that of the prior year comparable period, reflecting the substantial decline in current sales of software products (approximately $319,000 in the first half of 2006 as compared to approximately 737,000 in the first half of 2005).

The Company determines “current sales” based on sales that occur during the period upon which we are reporting. Current sales are the amount of cash sales that were generated during that period. The amount of sales reported on the Statement of Operations, under the caption “Sales of software products and subscription services” is a number derived from the Company’s application of SOP 97-2 and includes a portion of cash or current cash sales that occurred in prior periods.

Marketing and selling expenses are expensed as incurred and relate directly to the level of current sales activity as opposed to the revenue reported, under SOP 97-2, for the period, which may have been entirely or partially deferred, as discussed above. Current sales of software products (as compared to reported revenues from sales) declined for the quarter and the six month period by approximately $290,000, or 57% and $417,000, or 57%, respectively, as compared to the prior year comparable periods, as anti-spyware products became accessible to consumers as part of bundled software products offered by other software vendors, and as SpyHunter reached maturity in its product life-cycle. In 2003 and 2004 Enigma generated the majority of its sales from purchasing advertising, while in 2005 and 2006, direct response marketing was no longer a profitable venue for advertising for the Company and most sales came from either word of mouth or our established internet presence. Current sales of software products and subscription services (as compared to reported revenues from sales) declined for the quarter by approximately $80,000, or 34%, as anti-Spyware products became accessible to consumers as part of bundled software products offered by other software vendors, and as SpyHunter reached maturity in its product life-cycle. Management believes that future enhanced versions of SpyHunter that will broaden the product from a Spyware Scanning and Removal product to a more complete security platform should be able to sustain operations and produce profits for the next five years.

For the three months ended June 30, 2006, general and administrative expenses declined by approximately $398,000, or 54%, and for the six month period declined by $569,869 or 37% when compared to the comparable prior year periods. The decline in both periods was principally due to decreases in compensation and benefits expense reflecting the lay-off of 11 employees in 2005.

Depreciation and amortization expense declined by approximately $39,000 during the three months ended June 30, 2006 and by approximately $78,000 during the six months ended June 30, 2006, when compared to the comparable prior year periods, principally due to the write down of impaired assets in the fourth quarter of 2005.

Net Income (Loss)

As a result of the foregoing and after accounting for interest income, debenture interest expense, beneficial conversion expense and income tax expense/(benefits), there was a net loss of $1,130,684 for the three-months ended June 30, 2006 as compared to a net income of approximately $8.4 million for the comparable prior year period. For the six month period ended June 30, 2006 and 2005, there was a net loss of $1,445,296 and a net income of approximately $10.7 million, respectively.

Liquidity and Capital Resources for the Six-Month Periods Ended June 30, 2006 and 2005

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

Net cash used in operating activities for the six-months ended June 30, 2006 was approximately $412,000, as compared to net cash used in operating activities of approximately $156,000 for the six months ended June 30, 2005. This increase ($256,000) in cash used in operating activities as compared to the comparable period of the prior year is reflective of a $417,000 decline in actual sales of our software products and subscription services as discussed above.

At the present level of business activity, the Company’s monthly gross operating cash expenditures are expected to average $120,000. As of June 30, 2006, the Company had negative net working capital of $1,560,743. However, current liabilities include a Derivative Liability of $1,307,901, a warrant Liability of $735,694, both of which arise in the accounting for the Convertible Debentures (see Note G to the accompanying Condensed Financial Statements as of June 30, 2006) and deferred revenue of $336,459. After adding back those three items, net working capital available to sustain ongoing operations would be $819,000. Assuming that cash sales continue at the average rate experienced during the second quarter of 2006, which was approximately $67,000 per month, and gross operating cash expenditures continue at $120,000 per month, this would give rise to a monthly cash flow deficit of $53,000; accordingly, the Company’s working capital resources could be depleted within 15 to 17 months, or sometime in the third or fourth quarter of 2007. Actual results may be better or worse than anticipated, depending upon the Company’s actual sales results. The Company’s liquidity position is extremely severe, as without the funds derived from the sale of Convertible Debentures to Dutchess, the Company would have run out of cash in July 2006. This was anticipated in the Company’s earlier filings, as is evidenced by the going concern opinion included in its 2005 audited financial statements.

Because our business is evolving and changing, our operating cash flow may continue to suffer, and past operations are not a good gauge for anticipating future operations. In addition, we have taken on substantial debt, the interest service on which is approximatel $10,000 per month. On the positive side, we have effectively reduced our operating overhead by reducing staff and utilizing outsourcing channels and by moving our corporate headquarters from lower Manhattan to Stamford, Connecticut. We are hopeful that these overhead reductions, the full effect of which will be seen in the upcoming quarters, will help to improve our operating results.

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

A material weakness in the Company’s internal control existed as of June 30, 2006, with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Balance Sheet and Statements of Operations and Cash Flows, which resulted in misstatements therein.  The impact of the issuance of secured convertible debentures and the related warrants, and the proceeds therefrom, were not appropriately classified as liabilities on the Balance Sheet and the related beneficial conversion expense on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows, necessitating this amended filing.

A material weakness in the Company’s internal controls existed as of June 30, 2006, due to the Company’s limited number of employees. With regard to such personnel, there is a weakness as a result of the limited segregation of duties amongst our employees. Despite the decrease in employees and limited segregation of duties, management believes that the Company’s current employees are capable of following our disclosure controls and procedures effectively.

During the fiscal quarter ended June 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our CEO and CFO. Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ENIGMA SOFTWARE GROUP, INC.

Date: November 16, 2006	By:	/s/ Alvin Estevez
Alvin Estevez, President and Chief Executive Officer

Date: November 16, 2006	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer