Form 10QSB/A
period 2006-03-31
ENIGMA SOFTWARE GROUP, INC
filed 2007-01-30
CIK 799511

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 2

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,191,266 shares of Common Stock, $0.001 par value, outstanding as of January 29, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Explanatory Note

This Form 10-QSB/A filing amends Items 1 and 2, entitled Financial Statements and Management's Discussion and Analysis or Plan of Operations, respectively, of the Form 10-QSB/A filed by Enigma Software Group, Inc. (the “Company”) on September 28, 2006. These amendments pertain specifically to: the accounting for the Company's stock based compensation expense; the disclosures in certain notes to the condensed financial statements; and management's discussion and analysis of certain risk factors, revenues, expenses and liquidity.

ENIGMA SOFTWARE GROUP, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION		4

Item 1. Financial Statements		4

Condensed Balance Sheet at March 31, 2006 (unaudited)		4

Condensed Statements of Operations for the three-month periods ended March 31, 2006 and 2005 (unaudited)		5

Condensed Statements of Cash Flows for the three-month periods ended March 31, 2006 and 2005 (unaudited)		6

Notes to Condensed Financial Statements (unaudited)		7

Item 2. Management's Discussion and Analysis or Plan of Operation		12

Item 3. Controls and Procedures		29

PART II. OTHER INFORMATION		30

Item 1.	Legal Proceedings
Item 2.	Unregistered Shares of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES		31

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Enigma Software Group, Inc.
Condensed Balance Sheet
March 31, 2006
(unaudited)

Restated
ASSETS
Current assets:
Cash and cash equivalents	$167,705
Accounts receivable	40,879
Prepaid expenses and other current assets	5,028

Total current assets	213,612

Property and equipment, net	5,833
Security deposit	6,700

Total Assets	$226,145

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$115,271
Income taxes payable	86,166
Deferred revenue	378,167

Total current liabilities	579,584

Commitments and contingencies

CAPITAL DEFICIT
Common stock, par value $0.001, 100,000,000 shares authorized;
16,243,267 issued and outstanding	16,243
Additional paid-in capital	52,761
Accumulated deficit	(422,443)

Total capital deficit	(353,439)

Total Liabilities and Capital Deficit	$226,145

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Operations
For the three-month periods ended March 31,
(unaudited)

	Restated
	2006	2005

Revenues:
Sales of software products	$297,440	$4,982,038
Commission income and advertising revenues	24,839	53,517
Total revenues	322,279	5,035,555

Expenses:
Marketing and selling	20,427	174,065
General and administrative	598,916	792,749
Depreciation and amortization	1,167	40,261

Total costs and expenses	620,510	1,007,075
Operating (loss) income	(298,231)	4,028,480
Interest income	5,062	3,651
(Loss) income before income tax provision	(293,169)	4,032,131
Income tax provision		1,777,166
Net (loss) income	$(293,169)	$2,254,965

Basic net (loss)/income per common share	$(.02)	$0.15
Diluted net (loss)/income per common share	$(.02)	$0.15

Weighted average shares outstanding:
Basic	16,243,267	15,428,245
Diluted	16,243,267	15,438,695

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Cash Flows
For the three-month periods ended March 31,
(unaudited)

	Restated 2006	2005
Cash flows from operating activities:
Net (loss) income	$(293,169)	$2,254,965
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest income on officer’s loan		(819)
Stock based compensation expense	108,263
Depreciation and amortization	1,167	40,261
Changes in:
Restricted cash		954,640
Accounts receivable	10,417	(136,193)
Prepaid expenses and other current assets	2,744	98,548
Security Deposit	(6,700)
Deferred tax asset		1,775,000
Accounts payable and accrued expenses	54,244	(173,203)
Deferred revenue	(191,445)	(4,642,338)
Note payable	10,176

Net cash (used in) provided by operating activities	(304,303)	170,861

Cash flows from investing activities:
Purchase of property and equipment		(3,523)

Net (decrease)/increase in cash and cash equivalents	(304,303)	167,338
Cash and cash equivalents - beginning of period	472,008	615,734

Cash and cash equivalents - end of period	$167,705	$783,072

Non-cash transaction:
Common shares redeemed in connection with repayment of loan and interest by shareholder		$123,485

See notes to condensed financial statements.

Enigma Software Group, Inc.
Notes to Condensed Financial Statements
For the three-month period ended March 31, 2006
(unaudited)

Note A – Basis of presentation and Restatement

[1] Basis of presentation

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

[2] Restatement

The restatement relates to the accounting for stock based compensation expense in connection with stock options granted in 2005 and how they are accounted for in 2006 under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004”) and to add clarity to the footnote disclosures with repect to such stock based compensation expense.

The effects of the restatement adjustment on the Company’s previously reported condensed balance sheet as of March 31, 2006 and its condensed statement of operations for the quarter ended March 31, 2006 are summarized below. The restatement adjustment did not affect the components of the Company’s cash flows.

Condensed Balance Sheet	As Restated	As Previously Reported

Capital Deficit
Common Stock	$16,243	$16,243
Additional paid-in capital	52,761	74,204
Accumulated deficit	(422,443)	(443,886)

Total Capital Deficit	$(353,439)	$(353,439)

Condensed Statement of Operations
Total revenues	$322,279	$322,279
Total costs and expenses	620,510	641,953
Operating loss	(298,231)	(319,674)
Interest income	5,062	5,062
Net loss	$(293,169)	$(314,612)
Net Loss per common share - Basic and Diluted	$(0.02)	$(0.02)

Note B – Going Concern - The Company continues to lose money and may not stay in operations

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

Note C – Reverse takeover

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

Note D – Selected Significant Accounting Policies

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

[3] Stock-based compensation expense

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004”). SFAS 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123 (revised 2004) requires using a modified version of prospective application under which compensation costs are recorded for unvested shares outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 (revised 2004) are restated. SFAS 123 (revised 2004) became effective, for the Company, as of January 1, 2006, with early adoption permitted. We have adopted prospective application and accordingly compensation costs associated with stock options that were unvested at December 31, 2005, and which vested in 2006 were expensed in the first quarter of 2006. This resulted in a charge to earnings of $108,263. Accordingly, the financial statements for the Company’s prior interim periods and fiscal years will not reflect any restated amounts. All stock-based compensation expense is included in General and Administrative expense on the Company’s Condensed Statement of Operations. Since this expense is non-deductible for tax purposes, the recording of such would give rise to a deferred tax asset of $35,727. However, since the Company has reported a loss for the quarter before taxes and has utilized all if its Net Operating Loss carryforwards, such benefit would not be realizable and as a result, has been entirely offset by a valuation reserve.

[4] Earnings per share:

Basic earnings per share is computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the three month period ended March 31, 2006, diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method.

NOTE E – RESTRICTED CASH

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

NOTE F – STOCKHOLDERS’ EQUITY

The Company has 10,000,000 shares of authorized and unissued capital stock designated as Preferred Stock, $0.001 par value.

NOTE G – CONTINGENCIES

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

NOTE H – STOCK OPTION PLAN

Pursuant to the 2005 Stock Option and Grant Plan (the”Stock Option Plan”), adopted in March 2005, the Company granted options in March 2005 to a non-employee director and in May 2005 to 18 employees and two consultants, to purchase an aggregate of 1,257,595 shares of the Company’s common stock at exercise prices ranging from $1.10-$1.26. The options vest over periods of up to three years. No options vested during the first quarter of 2005. Subsequent to the granting of the options, 11 employees were terminated by the Company and their options were terminated. As a result, option grants for 319,984 shares were cancelled and returned to the Stock Option Plan, and the total number of options outstanding at December 31, 2005 and March 31, 2006 was 937,611. The number of vested options at December 31, 2005 and March 31, 2006 were 44,930 and 147,790, respectively; and the number of unvested options at such dates were 892,681 and 789,821, respectively.

The fair value of each option was estimated as of the date of issuance using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 18.76%; risk-free interest rates ranging from 3.91% to 4.00%; and expected lives of five years from the date of grant.

NOTE I – PROFIT SHARING PLAN

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

NOTE J – PROVISION FOR INCOME TAXES

The income tax benefit or expense for the three month periods ended March 31, 2006 and 2005 differed from the amounts computed by applying the fereral income tax rate of 34% to the pre-tax loss or income as a result of the following:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

COMPUTED (BENEFIT) PROVISION	$(64,589)	$1,370,925
PROVISION FOR STATE& LOCAL INCOME TAXES		406,241
DEFERRED TAX ASSET ASSOCIATED WITH SHARE-BASED COMPENSATION	(42,769)
TOTAL CALCULATED (BENEFIT) PROVISION	(107,358)
INCREASE IN VALUATION ALLOWANCE	107,358

NET (BENEFIT) PROVISION	$0	$1,777,166

NOTE K – LEASE CANCELLATION

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

As of January 26, 2007, the most recent trading day in our Common Stock, there were 4,191,266 shares of our Common Stock outstanding, at a closing market price of $0.09 for a total market valuation of approximately $377,000. As a group, our officers, directors and all other persons who beneficially own more than 10% of our total outstanding shares, beneficially own 12,052,051 shares of our common stock. Our common stock has a public float of approximately 1.6 million shares, which shares in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our common stock into the market will have on the market price of our common stock. However, sales of substantial amounts of common stock, including future shares issued upon the exercise of warrants (of which none are presently outstanding), or stock options (of which 953,610 were outstanding as of March 31, 2006 and 2,391,610 were outstanding as of this filing) and/or conversion of preferred stock (of which none has been issued or is outstanding at present) into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

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

Expenses

Expenses for the three month periods ended March 31, 2006 and 2005 were $620,510 and $1,007,075, respectively.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Marketing and selling	$20,427	$174,065
General and administrative	598,916	792,749
Depreciation and amortization	1,167	40,261
Total expenses	$620,510	$1,007,075

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

For the three months ended March 31, 2006, general and administrative expenses declined by approximately $194,000, or 24%. The decline was principally due to a decrease in compensation and benefits expense reflecting the lay-off of 11 employees in periods subsequent to the first quarter of 2005.

Depreciation and amortization expense declined by approximately $39,000 during the three months ended March 31, 2006 when compared to the comparable prior year period, principally due to the write down of impaired assets in the fourth quarter of 2005.

Net Income (Loss)

As a result of the foregoing and after accounting for interest income and income tax expense/(benefits), there was a net loss of approximately $293,000 for the three-months ended March 31, 2006 as compared to a net income of approximately $2.2 million for the comparable prior year period.

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

During the fiscal quarter ended March 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our CEO and CFO. Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ENIGMA SOFTWARE GROUP, INC.

Date: January 30, 2007	By:	/s/ Alvin Estevez
Alvin Estevez, President and Chief Executive Officer

Date: January 30, 2007	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer