Form 10QSB/A
period 2006-06-30
ENIGMA SOFTWARE GROUP, INC
filed 2007-01-30
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 2

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,191,266 shares of Common Stock, $0.001 par value, outstanding as of January 29, 2007 .

Transitional Small Business Disclosure Format (check One): Yes ☐ No ☑

Explanatory Note

This Form 10-QSB/A filing amends Items 1, 2 and 3, entitled Financial Statements, Management's Discussion and Analysis or Plan of Operations and Controls and Procedures, respectively, of the Form 10-QSB/A filed by Enigma Software Group, Inc. (the “Company”) on November 16, 2006. These amendments pertain specifically to: the accounting for the Company's stock based compensation expense, convertible subordinated debentures and preferred stock; the disclosures in certain notes to the condensed financial statements; management's discussion and analysis of certain risk factors, revenues, expenses and liquidity; and the Company's evaluation of disclosure controls and procedures.

ENIGMA SOFTWARE GROUP, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Enigma Software Group, Inc.
Condensed Balance Sheet
June 30, 2006
(unaudited)

Restated
ASSETS
Current assets:
Cash and cash equivalents	$465,418
Accounts receivable	99,274
Convertible debenture subscription receivable	500,000
Prepaid expenses	3,814
Total current assets	1,068,506

Property and equipment, net	4,667
Deferred financing costs	95,000
Security deposit	6,700

Total Assets	$1,174,873

LIABILITIES, TEMPORARY EQUITY AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$162,029
Income taxes payable	86,166
Accrued debenture interest	1,000
Derivative liability	1,307,901
Warrant liability	735,694
Dividend payable with respect to preferred stock beneficial conversion feature	67,546
Deferred revenue	336,459
Total current liabilities	2,696,795

Secured convertible debentures due 2011, net
Commitments and contingencies
Total Liabilities	2,696,795

TEMPORARY EQUITY
Series A convertible preferred stock, par value $0.001, 10,000,000 shares
authorized; 7,433,988 issued and outstanding	5,404

CAPITAL DEFICIT
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized;
7,433,988 issued and outstanding	2,030
Common stock, par value $0.001, 100,000,000 shares authorized;
4,191,266 issued and outstanding	4,191
Additional paid-in capital	123,065
Accumulated deficit	(1,656,612)
Total capital deficit	(1,527,326)

Total Liabilities, Temporary Equity and Capital Deficit	$1,174,873

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Operations
For the three-month and six month periods ended June 30,
(unaudited)

	Three Month Periods			Six Month Periods
	ended June 30,			ended June 30,
	Restated			Restated
	2006		2005	2006	2005
Revenues:
Sales of software products		$254,481	$16,418,139	$551,921	$21,400,177
Commission income and advertising revenues		15,801	16,817	35,991	70,334
Other revenue		4,348		8,997
Total revenues		274,630	16,434,956	596,909	21,470,511

Expenses:
Marketing and selling		26,378	66,804	46,805	240,869
General and administrative		343,896	730,843	942,812	1,523,592
Depreciation and amortization		1,166	40,262	2,333	80,523
Total expenses		371,440	837,909	991,950	1,844,984

Operating (loss) income		(96,810)	15,597,047	(395,041)	19,625,527
Interest income		161	3,895	5,223	7,546
Other income			238		238
Debenture interest expense		(1,000)		(1,000)
Fair value adjustments for derivatives and warrants		(1,043,595)		(1,043,595)
Accretion adjustment for beneficial conversion feature of Preferred Stock		(92,925)		(92,925)
(Loss) income before income tax provision		(1,234,169)	15,601,180	(1,527,338)	19,633,311
Income tax provision			7,159,001		8,936,167

Net (loss) income		$(1,234,169)	$8,442,179	$(1,527,338)	$10,697,144

Basic net (loss)/income per common share	$	(0.08)	$0.52	$(0.10)	$0.68
Diluted net (loss)/income per common share	$	(0.08)	$0.52	$(0.10)	$0.67

Weighted average shares outstanding:
Basic		15,845,948	16,243,267	16,043,510	15,838,007
Diluted		15,845,948	16,258,443	16,043,510	15,847,798

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Cash Flows
For the six-month periods ended June 30,
(unaudited)

	Restated
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,527,338)	$10,697,144
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Fair value adjustments for derivatives and warrants	1,043,595
Accretion adjustment for beneficial conversion feature of Preferred Stock	92,925
Stock based compensation expense	148,570
Depreciation and amortization	2,333	80,523
Interest income on officer’s loan		(819)
Changes in:
Accounts receivable	(47,978)	(245,000)
Prepaid expenses and other current assets	3,958	139,140
Security Deposit	(6,700)
Accounts payable and accrued expenses	111,197	(202,968)
Debenture interest accrued	1,000
Deferred revenue	(233,152)	(20,552,839)
Deferred tax asset		8,495,000
Income taxes payable		438,901
Restricted cash		995,140

Net cash used in operating activities	(411,590)	(155,778)

Cash flows from investing activities:
Purchase of property and equipment		(3,523)

Cash flows from financing activities:
Issuance of convertible debentures	1,000,000
Less Subscription receivable	(500,000)
Less: deferred financing costs in connection with issuance of convertible debentures	(95,000)

Net cash provided by financing activities	405,000

Net (decrease)/increase in cash and cash equivalents	(6,590)	(159,301)
Cash and cash equivalents - beginning of period	472,008	615,734

Cash and cash equivalents - end of period	$465,418	$456,433

Non-cash transaction:
Common shares redeemed in connection with repayment of loan and interest by shareholder		$123,485

See notes to condensed financial statements.

Enigma Software Group, Inc.
Notes to Condensed Financial Statements
For the six-month period ended June 30, 2006
(unaudited)

Note A - Basis of presentation and Restatement

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

[2] Restatement

The restatement relates to the accounting for stock based compensation expense in connection with stock options granted in 2005 and 2006 and how they are accounted for in 2006 under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004”) and to add clarity to the footnote disclosures with repect to such stock based compensation expense. The restatement also relates to the accounting and reporting of the beneficial conversion feature of the preferred stock and to better define the the fair value adjustments for derivatives and warrants and to add clarity to the footnote disclosures with respect to such financial instruments

The effects of the restatement adjustments on the Company’s previously reported condensed balance sheet as of June 30, 2006 and its condensed statements of operations for the quarter and six months ended June 30, 2006 are summarized below. The restatement adjustments did not affect the components of the Company’s cash flows.

Condensed Balance Sheet	As Restated	As Previously Reported

Total Assets	$1,174,873	$1,174,873

Total Current Liabilities & Total Liabilities	$2,696,795	$2,629,249

Temporary Equity	$5,404	$3,644

Capital Deficit
Preferred Stock	$2,030	$3,790
Common Stock	4,191	4,191
Additional paid-in capital	123,065	108,569
Accumulated deficit	(1,656,612)	(1,574,570)

Total Capital Deficit	$(1,527,326)	$(1,458,020)

	As Restated	As Previously Reported	As Restated	As Previously Reported
Condensed Statement of Operations	Quarter ended June 30, 2006	Quarter ended June 30, 2006	6 months ended June 30, 2006	6 months ended June 30, 2006

Total Revenues	$274,630	$274,630	$596,909	$596,909

Total Expenses	371,440	360,880	991,950	1,002,833

Operating Loss	(96,810)	(86,250)	(395,041)	(405,924)
Interest income	161	161	5,223	5,223
Debenture interest expense	(1,000)	(1,000)	(1,000)	(1,000)
Fair value adjustments for derivatives & warrants	(1,043,595)	(1,043,595)	(1,043,595)	(1,043,595)
Accretion adjustment for beneficial conversion feature of preferred stock	(92,925)	-	(92,925)	-

Net Loss	($1,234,169)	($1,130,684)	($1,527,338)	($1,445,296)
Net loss per common share-basic and diluted	($0.08)	($0.07)	($0.10)	($0.09)

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

In connection with the Financing, the Company’s two founders and principal stockholders, Colorado Stark and Alvin Estevez, each exchanged their shares of Common Stock (collectively 12,052,001 shares of Common Stock) for an aggregate 7,433,988 shares of newly issued Series A Convertible Preferred Stock (the “Preferred Stock”). While the Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. The number of shares issuable upon conversion of the Preferred Stock, issued as an anti-dilutive device to Messrs. Stark and Estevez, work in tandem with the number of shares issuable upon conversion of the Debentures. Prior to the Financing between the Company and Dutchess, Messrs. Stark and Alvin Estevez, owned 74.2% of the Company’s Common Stock. Pursuant to the terms of the Company’s Financing with Dutchess, the maximum amount of dilution to be experienced by Messrs. Stark and Estevez is 15%. Such number was derived assuming Dutchess’ full conversion of the Debentures and exercise of the Warrants into shares of the Company’s Common Stock, as well as Messrs. Stark and Estevez’ conversion of their shares of Preferred Stock into shares of the Company’s Common Stock. Assuming such conversion, Dutchess would own 58,000,000 shares of the Company’s Common Stock, Messrs. Stark and Estevez would own 106,199,827 shares of the Company’s Common Stock, and the number of shares outstanding immediately prior to the time of such conversion would remain at 4,191,266. In this instance, Messrs. Stark and Estevez would own 63.1% of the Company’s common stock, a 15% decrease from the 74.2% of Common Stock they owned prior to entering into the Financing with Dutchess.

The conversion rate of Dutchess’ Debentures, is a fluctuating 25% discount from the market price around the time of conversion, with a maximum conversion rate of $.07 per share. Furthermore, the conversion rate of the Preferred Stock fluctuates with the conversion rate of the Dutchess Debentures and the Warrants’ exercise price, as set forth in Article 3.2(d)(vi) of the Certificate of Designation of the Series A Convertible Preferred Stock, and is thus a discount of 25% from current market price. Dutchess’ overall ownership at any one moment is limited to 9.9% of the outstanding shares of Common Stock in accordance with the Financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Debentures or exercise additional Warrants into shares of Common Stock. The shares of Common Stock that will be issued, if the shares of Preferred Stock are converted, will be very dilutive to the Company’s common stockholders (see Note I).

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

[3] Stock-based compensation expense:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004)”). SFAS 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123 (revised 2004) permits using a modified version of prospective application under which compensation costs are recorded for unvested shares outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 (revised 2004) are restated. SFAS 123 (revised 2004) became effective, for the Company, as of January 1, 2006, with early adoption permitted. Enigma adopted prospective application in 2006, and accordingly compensation costs associated with stock options that were unvested at December 31, 2005 and which vested in 2006 were expensed in the first quarter of 2006. This resulted in a charge to earnings of $108,263. Accordingly, the financial statements for the Company’s prior interim periods and fiscal years will not reflect any restated amounts. In addition, for compensation costs incurred in the second quarter of 2006 in connection with stock options granted and vested during that period, the Company recorded a charge to earnings of $40,308, resulting in a total charge $148,571 for the six months ended June 30, 2006. All stock-based compensation expense is included in General and Administrative expense on the Company’s Condensed Statement of Operations. Since the portion of this expense related to Incentive Stock Options (“ISOs”) is not deductible for tax purposes, its recording gave rise to a deferred tax asset of $50,514. However, since the Company has reported a loss for the six months before taxes and has utilized all if its Net Operating Loss carryforwards, such benefit would not be realizable, and as a result, has been entirely offset by a valuation reserve.

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

Note G - Secured Convertible Debentures Due 2011

The Debentures bear interest at 12% per annum, payable monthly, and are due in June of 2011. The Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.07 per share or seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the 20 trading days immediately preceding a notice of conversion (the “Conversion Price”). The Warrants are also exercisable at the Conversion Price and may be exercised any time after issuance through and including June 28, 2011. The shares of Common Stock that will be issued if the underlying Debentures are converted and the Warrants are exercised will be very dilutive to the Company’s common stockholders (see Note I). The potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of Warrants give rise to a Derivative Liability and a Warrant Liability, respectively. The Company has calculated the potential value of each respective liability using the Black-Scholes-Merton option-pricing model: with the Company’s latest stock trading price of $0.05 at, or prior to, June 30, 2006; the annualized historical volatility of the Company’s stock price over a period of 16 months of 200.24%; an estimated exercise price of $0.0375, equal to the estimated maximum Conversion Price at June 30, 2006; an estimated life of 5 years for the Convertible Debentures; and a discount rate equal to the yield on 5 year Treasury Notes issued June 30, 2006. These calculations resulted in an estimated value of $1,307,901 for the convertibility feature of the Convertible Debentures and an estimated value of $735,694 for the Warrants. Such amounts were recorded as liabilities in the Company’s financial statements as of June 30, 2006, giving rise to a charge to earnings in the quarter ended June 30, 2006 of $1,043,595 for the fair value adjustment of derivatives and warrants as well as a Convertible Debenture Discount of $1,000,000, the latter of which was netted against the liability for Convertible Debentures, thereby reducing that liability to zero. The Convertible Debentures are due in 60 months, therefore the discount will be amortized as an expense of $50,000 per quarter.

Note H - Temporary equity

As of June 30, 2006, the Company did not have a sufficient quantity of authorized Common Stock to meet it potential obligations for conversion of the Debentures, the exercise of the Warrants and the conversion of the Preferred Stock. At the June 30, 2006 closing stock price of $0.05, the Debentures could have been converted into 26,666,666 shares of the Company’s Common Stock, the Warrants could have been exercised for 15,000,000 shares of the Company’s Common Stock, and the Preferred Stock could have been converted into 198,239,680 shares of the Company’s Common Stock. The aggregate of the common shares outstanding and those shares due upon the conversions and the warrant exercise, as of June 30, 2006, was in excess of 244 million, which exceeded the 100 million common shares authorized in the Company’s Certificate of Incorporation. Accordingly, the excess of such shares, 144,097,612 represented by 5,403,661 shares of the Company’s Preferred Stock, has been reclassified to temporary equity until this situation can be resolved. Management intends to study its alternatives to remedy this situation, including increasing the number of authorized common shares with the consent of the Company’s shareholders. In addition, at June 30, 2006, based on the Company’s stock trading price and the conversion price of the preferred shares, a beneficial conversion feature exists with respect to the preferred stock. Accordingly, a charge to income of $92,925 was required in connection with the beneficial conversion feature. The portion that relates to the preferred shares deemed to be temporary equity ($67,546) was recorded as a dividend payable to preferred shareholders. The portion that relates to the preferred shares in permanent equity ($25,379) was credited to additional paid-in capital.

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

Conversion Rights. As long as the Debentures are outstanding, and the number of shares of Common Stock outstanding have not been subdivided (by forward stock split, stock dividend or other like occurrence) into a greater number of shares of Common Stock or combined or consolidated into a lesser number of shares of Common Stock (by reverse split or otherwise), the Preferred Stock shall be convertible, at the option of the holders, into the number of shares of Common Stock determined by dividing the number of shares of Preferred Stock by the initial conversion price of $0.07, subject to adjustment to equal the conversion price of the Convertible Debentures. If the number of shares of Common Stock outstanding have been subdivided or combined or consolidated, then the $0.07 shall be adjusted accordingly, assuming no equivalent subdivision or increase has been made with respect to the Preferred Stock. The Preferred Stock automatically converts into Common Stock upon the repayment or conversion in full of the Debentures.

Since the Preferred Stock is intended to provide anti-dilution protection to the owners of the Preferred Stock, it is not considered to be a derivative as defined in FASB Opinion 133, and accordingly has not been considered in calculating diluted weighted average shares outstanding.

Common Stock - The Company has 100,000,000 shares of authorized capital stock designated as Common Stock, $0.001 par value of which, as of June 30, 2006, 4,191,266 shares were issued and outstanding. As discussed in Note B, on July 25, 2006, the Company filed a registration statement (the “Registration Statement”) (and on September 28, 2006, an amended Registration Statement (the “Amended Registration Statement”), (and on November 20, 2006, a second amended Registration Statement (the “Second Amended Registration Statement”), with the SEC, covering the shares of Common Stock underlying the Debentures. The Second Registration Statement relates to the issuance of up to 58,000,000 shares of Common Stock of which up to 43,000,000 shares are issuable upon the conversion of the Debentures and the payment of the principal amount of, and interest on, these Debentures; and 15,000,000 shares are issuable upon the exercise of the Warrants by the Debenture holders. The Company will not receive any proceeds from the conversion of the Debentures into Common Stock but will receive proceeds from the exercise of the Warrants. These 58,000,000 shares of Common Stock are reserved, as are 3,000,000 shares of Common Stock in connection with the Company’s Stock Option Plan (see Note J).

Note J - Contingencies

From time to time, the Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note K - Stock Option Plan

During the year ended December 31, 2005, the Company granted options, under the 2005 Stock Option and Grant Plan (the “Stock Option Plan”), to 18 employees, a non-employee director and consultants to purchase an aggregate of 1,257,595 shares of the Company’s Common Stock at exercise prices ranging from $1.10-$1.26. The options vest over periods of up to three years. Subsequent to the granting of the options, 11 employees were terminated by the Company and their options were terminated. As a result, option grants for 319,984 shares were cancelled and returned to the Stock Option Plan, and the total number of options outstanding at December 31, 2005 was 937,611.

During April of 2006, the Company granted options under the Stock Option Plan to seven employees, a non-employee director and consultants to purchase an additional aggregate of 1,438,000 shares of the Company’s Common Stock at exercise prices ranging from $0.065-$0.0715. These options generally vest ratably over a period of 12 months from the date of grant, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest.

The following table presents the status of options outstanding under the Stock Option Plan as of June 30, 2006:

Year of Grant	# granted	# cancelled	# exercised	# outstanding	# vested	# unvested

2005	1,257,595	(319,984)	0	937,611	(147,790)	789,821
2006	1,438,000	0	0	1,438,000	(636,792)	801,208
Total	2,695,595	(319,984)	0	2,375,611	(784,582)	1,591,029

The fair value of each stock option granted is charged to earnings as such option vests. The fair value of each stock option granted was estimated as of the date of issuance using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions:

	Quarter ended June 30, 2006	Quarter ended June 30, 2005 pro-forma	6 months ended June 30, 2006	6 months ended June 30, 2005 pro-forma

Dividend yield	0%	0%	0%	0%
Expected Volatility	194.41%	18.76%	194.41%	18.76%
Risk-Free Interest Rate	4.84%	3.91%	4.84%	3.91%
Expected Life	5 years	5 years	5 years	5 years

The Company does not currently pay cash dividends on its common stock and does not anticipate doing so in the foreseeable future. Accordingly, the expected dividend yield is zero. Expected volatility is based on the average of the historical volatility for the Company’s stock for the period. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. Since the Company has no experience on which to base the expected live of a stock option, five years, ½ of the option exercise period for all grantees other than Messrs. Stark and Estevez, was used. The option exercise period for Messrs. Stark and Estevez is five years.

Prior to the adoption of SFAS 123 (revised 2004), the Company recorded compensation expense for its stock-based employee compensation plan in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option on the measurement date, generally the date of grant. The Company’s options are issued at a strike price equal to or greater than the market price of the underlying stock at the date of grant, and accordingly, no compensation cost was recognized in 2005 for its stock option plan.

The following table illustrates the effect on net income and earnings per share for the quarter and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 (revised 2004) to stock-based employees compensation:

	Quarter ended June 30, 2005	6 months ended June 30, 2005

Net income as reported	$8,442,179	$10,697,144
Deduct: Stock-based employee compensation determined under fair-value based method	(11,830)	(11,830)
Pro-forma net income	$8,430,349	$10,685,314
Pro-forma net income per share
Basic, as reported	$0.52	$0.68
Basic, pro-forma	$0.52	$0.67
Diluted, as reported	$0.52	$0.67
Diluted, pro-forma	$0.52	$0.67

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

Risks Relating to Our Business

As of December 31, 2005 there was substantial doubt about our ability to continue as a going concern.The Company may not be able to continue its operations and the financial statements do not include any adjustments that might result from the outcome of thids uncertainty

As of December 31, 2005, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements as of December 31, 2005, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2005, to fund its operations. Also at December 31, 2005, the Company had negative net working capital of $175,533. The Company’s net working capital position has continued to deteriorate into the second quarter of 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is discussed in Note C to the accompanying condensed financial statements as of June 30, 2006. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The issuance of the Debentures in the face amount of $1,000,000 has relieved the immediate cash crisis. However, unless the Company is successful in generating additional sources of revenue, or obtaining additional capital, or restructuring its business, the Company is likely to deplete its net working capital reserves during the third or fourth quarter of 2007.

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

Our main product SpyHunter from which we have derived almost all of our revenue is currently in need of product enhancements. If we are unable to introduce these product enhancements on a timely basis, or if the market does not accept these products or product enhancements, our sales will decline.

The markets for certain of our products and services are new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively, and in a timely manner, and to offer products and services that meet these demands. The development of new or enhanced software products and services is a complex and uncertain process. We are currently working on adding additional features to our SpyHunter product, which are primarily two sets of changes that we are in the process of implementing for our SpyHunter product.  The first set contains features that will actively monitor a user’s computer in order to prevent new spyware infections; a scheduler to automatically check for new infections on the machine; and DNS protection to prevent companies from spoofing URL's to trick users.  These are features that most of our competitors have and we do not.  Adding these features will make our product more competitive. The second set of changes contains features that we are adding that will be transparent to the user as an additional feature but will make our product one of the most effective solutions available. It will contain the ability to remove security threats at the WinLogon Notify level.  Historically, almost all of our revenue has come from our SpyHunter product, and we anticipate the majority of our revenue throughout 2007 will be derived from enhanced versions of SpyHunter. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements. Further, we may experience delays in market acceptance of new products or product enhancements as customers evaluate the advantages and disadvantages of upgrading to our new products or services.

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

Our two founders own a majority of the Company’s Preferred Stock, which will significantly impact our stockholders ability to influence corporate matters.

Until June 28, 2006, our founders, executive officers, directors (and their affiliates) and employees together owned approximately 77.0% of the voting power of our outstanding capital stock. In particular, our two founders, Colorado Stark and Alvin Estevez combined, controlled approximately 74.2% of the voting power of our outstanding capital stock. With the issuance of the Debentures to Dutchess, Colorado Stark and Alvin Estevez exchanged their shares of Common Stock for shares of newly issued Series A Convertible Preferred Stock (the “Preferred Stock”). While the Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. Furthermore, Messrs. Stark and Estevez’ shares of Preferred Stock have anti-dilution protection, whereby they will maintain the majority voting power of the Company’s capital stock. Consequently, Colorado Stark and Alvin Estevez’ ownership of the Preferred Stock allows them to retain significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future. This concentrated control limits the ability of stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Common Stock could be adversely affected.

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

Expenses

Expenses for the three-month periods ended June 30, 2006 and 2005 were $371,440 and $837,909, respectively. For the six-month periods ended June 30, 2006 and 2005, expenses were $991,950 and $1,844,984.

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Marketing and selling	$26,378	$66,804	$46,805	$240,868
General and administrative	343,896	730,843	942,812	1,523,592
Depreciation and amortization	1,166	40,262	2,333	80,523
Total expenses	$371,440	$837,909	$991,950	$1,844,984

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

For the three months ended June 30, 2006, general and administrative expenses declined by approximately $387,000, or 53%, and for the six month period declined by approximately $581,000 or 38% when compared to the comparable prior year periods. The decline in both periods was principally due to decreases in compensation and benefits expense reflecting the lay-off of 11 employees in 2005.

Depreciation and amortization expense declined by approximately $39,000 during the three months ended June 30, 2006 and by approximately $78,000 during the six months ended June 30, 2006, when compared to the comparable prior year periods, principally due to the write down of impaired assets in the fourth quarter of 2005.

Net Income (Loss)

As a result of the foregoing and after accounting for interest income, debenture interest expense, fair value adjustments for derivatives and warrants, accretion adjustment for the beneficial conversion feature of preferred stock, and income tax expense/(benefits), there was a net loss of $1,234,169 for the three-months ended June 30, 2006 as compared to a net income of approximately $8.4 million for the comparable prior year period. For the six month period ended June 30, 2006 and 2005, there was a net loss of $1,527,338 and a net income of approximately $10.7 million, respectively.

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

A material weakness in the Company’s internal control existed as of June 30, 2006, with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Balance Sheet and Statements of Operations and Cash Flows, which resulted in misstatements therein.  The impact of the issuance of secured convertible debentures and the related warrants, and the proceeds therefrom, were not appropriately classified as liabilities on the Balance Sheet and the related fair value adjustments on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows, necessitating this amended filing. In addition the beneficial conversion feature of the convertible preferred stock was not appropriately classified on the Balance Sheet and the related accretion adjustment on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows. Finally, Temporary and Permanent equity as they relate to the convertible preferred stock were misstated. Such misstatements have been corrected in the restated financial statements included herein.

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

During the fiscal quarter ended June 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our CEO and CFO. Based upon that evaluation, we have concluded that our disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act. The deficiencies and weakness have since been corrected.

B. Changes in Internal Control over Financial Reporting:

There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report, other than those weaknesses identified in Item 3A above, that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weaknesses.

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