Form 10QSB/A
period 2006-09-30
ENIGMA SOFTWARE GROUP, INC
filed 2007-01-30
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

This Form 10-QSB/A filing amends Items 1, 2 and 3, entitled Financial Statements, Management's Discussion and Analysis or Plan of Operations and Controls and Procedures, respectively, of the Form 10-QSB filed by Enigma Software Group, Inc. (the “Company”) on November 13, 2006. These amendments pertain specifically to: the accounting for the Company's stock based compensation expense, convertible subordinated debentures and preferred stock; the disclosures in certain notes to the condensed financial statements; management's discussion and analysis of certain risk factors, revenues, expenses and liquidity; and the Company's evaluation of disclosure controls and procedures.

ENIGM SOFTWARE GROUP, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Enigma Software Group, Inc.
Condensed Balance Sheet
September 30, 2006
(unaudited)

ASSETS	Restated
Current assets:
Cash and cash equivalents	$653,314
Accounts receivable	104,204
Prepaid expenses	3,750
Total current assets	761,268

Property and equipment, net	3,500
Deferred financing costs, net	90,250
Security deposit	6,700
Other assets	9,549
Total Assets	$871,267

LIABILITIES, TEMPORARY EQUITY AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$128,235
Accrued debenture interest	10,000
Derivative liability	1,312,640
Warrant liability	516,852
Dividend payable with respect to preferred stock beneficial conversion feature	55,237
Deferred revenue	364,788
Total current liabilities	2,387,752

Secured convertible debentures due 2011, net	50,000
Commitments and contingencies
Total Liabilities	2,437,752

TEMPORARY EQUITY
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized;
7,433,988 issued and outstanding	6,313

CAPITAL DEFICIT
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized;
7,433,988 issued and outstanding	1,121
Common stock, par value $0.001, 100,000,000 shares authorized;
4,191,266 issued and outstanding	4,191
Additional paid-in capital	122,704
Accumulated deficit	(1,700,814)
Total Capital Deficit	(1,572,798)

Total Liabilities, Temporary Equity and Capital Deficit	$871,267

See note to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Operations
For the three-month and nine month periods ended September 30,
(unaudited)

	Three Month Periods ended September 30,			Nine Month Periods ended September 30,
	Restated			Restated
	2006	2005		2006	2005
Revenues:
Sales of software products and subscription services	$258,714		$231,256	$810,635	$21,631,433
Commission income and advertising revenues	18,380		19,491	54,371	89,825
Other revenue	5,068			14,065
Total revenues	282,162		250,747	879,071	21,721,258

Expenses:
Marketing and selling	39,260		42,583	86,065	283,452
General and administrative	448,773		408,642	1,391,585	1,932,234
Depreciation and amortization	5,917		40,261	8,250	120,784
Total expenses	493,950		491,486	1,485,900	2,336,470

Operating (loss) income	(211,788)		(240,739)	(606,829)	19,384,788

Interest income	5,605		2,427	10,828	9,973
Other income					238
Debenture interest expense	(30,000)			(31,000)
Discount expense on convertible debentures	(50,000)			(50,000)
Fair value adjustments for derivatives and warrants	214,103			(829,492)
Accretion adjustment for beneficial conversion feature of Preferred Stock	27,878			(65,047)
(Loss) income before income tax provision	(44,202)		(238,312)	(1,571,540)	19,394,999
Income tax (benefit) provision			(41,002)		8,895,165

Net (loss) income	$(44,202)		$(197,310)	$(1,571,540)	$10,499,834

Basic net (loss)/income per common share	$(0.01)	$	(0.01)	$(0.13)	$0.66
Diluted net (loss)/income per common share	$(0.01)	$	(0.01)	$(0.13)	$0.66

Weighted average shares outstanding:
Basic	4,191,266		16,243,267	12,049,347	15,974,578
Diluted	4,191,266		16,243,267	12,049,347	15,975,578

See notes to condensed financial statements.

Enigma Software Group, Inc.
Condensed Statements of Cash Flows
For the nine-month periods ended September 30,
(unaudited)

	Restated
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,571,540)	$10,499,834
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Fair value adjustments for derivatives and warrants	829,492
Accretion adjustment for beneficial conversion feature of Preferred Stock	65,047
Discount expense on convertible debentures	50,000
Stock based compensation expense	163,778
Depreciation and amortization	8,250	120,784
Interest income on officer’s loan		(819)
Write off of excess property and equipment, net		4,446
Changes in:
Accounts receivable	(52,908)	(149,934)
Prepaid expenses and other current assets	4,022	130,180
Security Deposit	(6,700)
Other assets	(9,549)
Accounts payable and accrued expenses	77,404	(194,767)
Debenture interest accrued	10,000
Deferred revenue	(204,824)	(20,466,275)
Deferred tax asset		8,495,000
Income taxes payable	(86,166)	397,368
Restricted cash		1,004,640

Net cash used in operating activities	(723,694)	(159,543)

Cash flows from investing activities:
Purchase of property and equipment		(13,808)
Proceeds from disposition of property and equipment		243
Net cash used in investing activities		(13,565)

Cash flows from financing activities:
Issuance of convertible debentures	1,000,000
Less: Deferred financing costs in connection with issuance of convertible debentures	(95,000)

Net cash provided by financing activities	905,000

Net increase (decrease) in cash and cash equivalents	181,306	(173,108)
Cash and cash equivalents - beginning of period	472,008	615,734

Cash and cash equivalents - end of period	$653,314	$442,626

Non-cash transaction:
Common shares redeemed in connection with repayment of loan and interest by shareholder		$123,485

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

[2] Restatement

The restatement relates to the accounting for stock based compensation expense in connection with stock options granted in 2005 and 2006 and how they are accounted for in 2006 under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004”) and to add clarity to the footnote disclosures with repect to such stock based compensation expense. The restatement also relates to the accounting and reporting of the beneficial conversion feature of the preferred stock and to better define the the fair value adjustments for derivatives and warrants as well as to add clarity to the footnote disclosures with respect to such financial instruments

The effects of the restatement adjustments on the Company’s previously reported condensed balance sheet as of September 30, 2006 and its condensed statements of operations for the quarter and nine months ended September 30, 2006 are summarized below. The restatement adjustments did not affect the components of the Company’s cash flows.

Condensed Balance Sheet	As Restated	As Previously Reported

Total Assets	$871,267	$871,267

Total Current Liabilities	$2,387,752	$2,336,767

Total Liabilities	$2,437,752	$2,336,767

Temporary Equity	$6,313	$4,444

Capital Deficit
Preferred Stock	$1,121	$2,990
Common Stock	4,191	4,191
Additional paid-in capital	122,704	108,569
Accumulated deficit	(1,700,814)	(1,585,694)

Total Capital Deficit	$(1,572,798)	$(1,469,944)

Condensed Statement of Operations	As Restated	As Previously Reported	As Restated	As Previously Reported
	Quarter ended Sept. 30, 2006	Quarter ended Sept. 30, 2006	9 months ended Sept. 30, 2006	9 months ended Sept. 30, 2006

Total Revenues	$282,162	$282,162	$879,071	$879,071

Total Expenses	493,950	478,742	1,485,900	1,481,575

Operating Loss	(211,788)	(196,580)	(606,829)	(602,504)
Interest income	5,605	5,605	10,828	10,828
Debenture interest expense	(30,000)	(30,000)	(31,000)	(31,000)
Discount expense - convertible debentures	(50,000)	-	(50,000)	-
Fair value adjustments for derivatives & warrants	214,103	209,851	(829,492)	(833,744)
Accretion adjustment for beneficial conversion feature of preferred stock	27,878	-	(65,047)	-

Net Loss	$(44,202)	$(11,124)	$(1,571,540)	$(1,456,420)
Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.13)	$(0.12)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the period. Estimates are used in accounting for the cost of post-contract customer support, sales returns and allowances, life of depreciable and amortizable assets, employee benefits, valuation of derivatives, provisions for income taxes, realization of deferred tax assets and stock-based compensation expenses. Actual results could differ from those estimates.

[3]	Stock-based compensation expense:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004)”). SFAS 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123 (revised 2004) permits using a modified version of prospective application under which compensation costs are recorded for unvested shares outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 (revised 2004) are restated. SFAS 123 (revised 2004) became effective, for the Company, as of January 1, 2006, with early adoption permitted. Enigma adopted prospective application in 2006, and accordingly compensation costs associated with stock options that were unvested at December 31, 2005 and which vested in 2006 were expensed in the first quarter of 2006. This resulted in a charge to earnings of $108,263 in that quarter. Accordingly, the financial statements for the Company’s prior interim periods and fiscal years will not reflect any restated amounts. In addition, for compensation costs incurred in the second and third quarters of 2006 in connection with stock options granted and vested during 2006, the Company recorded charges to earnings of $40,308 in the second quarter and $15,207 in the third quarter, resulting in a total charge of $163,778 for the nine months ended September 30, 2006. All stock-based compensation expense is included in General and Administrative expense on the Company’s Condensed Statement of Operations. Since the portion of this expense related to Incentive Stock Options (“ISOs”) is not deductible for tax purposes, its recording gave rise to a deferred tax asset of $55,684. However, since the Company has reported a loss for the nine months, before taxes, and has utilized all if its Net Operating Loss carryforwards, such benefit would not be realizable, and as a result, has been entirely offset by a valuation reserve.

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

NOTE G - SECURED CONVERTIBLE DEBENTURES DUE 2011

The Debentures bear interest at 12% per annum, payable monthly, and are due in June of 2011. The Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.07 per share or seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the 20 trading days immediately preceding a notice of conversion (the “Conversion Price”). The Warrants are also exercisable at the Conversion Price and may be exercised any time after issuance through and including June 28, 2011. The shares of Common Stock that will be issued, if the underlying Debentures are converted and the Warrants are exercised, will be very dilutive to the Company’s common stockholders (see Note H). The potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of Warrants give rise to a Derivative Liability and a Warrant Liability, respectively. The Company has calculated the potential value of each respective liability using the Black-Scholes-Merton option-pricing model: with the Company’s latest stock trading price of $0.035 at, or prior to, September 30, 2006; the annualized historical volatility of the Company’s stock price over a period of 19 months of 207.81%; an estimated exercise price of $0.02625, equal to the estimated maximum Conversion Price at September 30, 2006; an estimated life of 5 years for the Convertible Debentures; and a discount rate of 4.56% equal to the yield on 5 year Treasury Notes issued September 30, 2006. These calculations resulted in an estimated value of $1,312,640 for the convertibility feature of the Convertible Debentures and an estimated value of $516,852 for the Warrants. Such amounts were recorded as liabilities in the Company’s financial statements as of September 30, 2006, giving rise to a charge to earnings for the nine month period ended September 30, 2006 of $829,492 for the fair value adjustment of derivatives and warrants. The same calculation was performed as of June 30, 2006 with then relevant data inputs to the Black-Scholes-Merton option-pricing model, resulting in a charge to earnings at that date of $1,043,595. The difference between the amounts, $214,103, was recorded as a credit to earnings for the quarter ended September 30, 2006. As part of this exercise, at June 30, 2006, a Convertible Debenture Discount of $1 million was netted against the liability for Convertible Debentures, thereby reducing that liability to zero. The Convertible Debentures are due in 60 months, therefore the discount is amortized as an expense of $50,000 per quarter. Accordingly, as of September 30, 2006, Discount Expense on Convertible Debentures has been so expensed with the result that $50,000 of Debentures outstanding are reported on the balance sheet, net of unamortized discount.

NOTE H - TEMPORARY EQUITY

As of September 30, 2006, the Company did not have a sufficient quantity of authorized Common Stock to meet it potential obligations for conversion of the Debentures, the exercise of the Warrants and the conversion of the Preferred Stock. At the September 30, 2006 closing stock price of $0.035, the Debentures could have been converted into 38,095,238 shares of the Company’s Common Stock, the Warrants could have been exercised for 15,000,000 shares of the Company’s Common Stock, and the Preferred Stock could have been converted into 283,199,542 shares of the Company’s Common Stock. The aggregate of the common shares outstanding and those shares due upon the conversions and the warrant exercise, as of September 30, 2006, was in excess of 340 million, which exceeded the 100 million common shares authorized in the Company’s Certificate of Incorporation. Accordingly, the excess of such shares, 240,486,046 represented by 6,312,759 shares of the Company’s Preferred Stock, has been reclassified to temporary equity until this situation can be resolved. Management intends to study its alternatives to remedy this situation, including increasing the number of authorized common shares with the consent of the Company’s shareholders. In addition, at September 30, 2006, based on the Company’s stock trading price and the conversion price of the preferred shares, a beneficial conversion feature exists with respect to the preferred stock. Accordingly, a cumulative charge to income of $65,047 was required in connection with the beneficial conversion feature. The portion that relates to the preferred shares deemed to be temporary equity ($55,237) was recorded as a dividend payable to preferred shareholders; and the portion that relates to the preferred shares in permanent equity ($9,810) was credited to additional paid-in capital.

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

Common Stock - The Company has 100,000,000 shares of authorized capital stock designated as Common Stock, $0.001 par value of which, as of September 30, 2006, 4,191,266 shares were issued and outstanding. As discussed in Note B, on July 25, 2006, the Company filed a registration statement (the “Registration Statement”) with the SEC (and on September 28, 2006, an amended Registration Statement (the “Amended Registration Statement”), (and on November 20, 2006, a second amended Registration Statement (the “Second Amended Registration Statement”), covering the shares of Common Stock underlying the Debentures. The Second Amended Registration Statement relates to the issuance of up to 58,000,000 shares of Common Stock of which up to 43,000,000 shares are issuable upon the conversion of the Debentures and the payment of the principal amount of, and interest on, these Debentures; and 15,000,000 shares are issuable upon the exercise of the Warrants by the Debenture holders. The Company will not receive any proceeds from the conversion of the Debentures into Common Stock but will receive proceeds from the exercise of the Warrants, if so exercised. These 58,000,000 shares of Common Stock are reserved, as are 3,000,000 shares of Common Stock in connection with the Company’s Stock Option Plan (see Note J).

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

The following table presents the status of options outstanding under the Stock Option Plan as of September 30, 2006:

Year of Grant	# granted	# cancelled	# exercised	# outstanding	# vested	# unvested

2005	1,257,595	(319,984)	0	937,611	(147,790)	789,821
2006	1,438,000	0	0	1,438,000	(877,155)	560,845
Total	2,695,595	(319,984)	0	2,375,611	(1,024,945)	1,350,666

The fair value of each stock option granted is charged to earnings as such option vests. The fair value of each stock option granted was estimated as of the date of issuance using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions:

	Quarter ended Sept. 30, 2006	Quarter ended Sept. 30, 2005 pro-forma	9 months ended Sept. 30, 2006	9 months ended Sept. 30, 2005 pro-forma

Dividend yield	na	na	0%	0%
Expected Volatility	na	na	194.41%	18.76%
Risk-Free Interest Rate	na	na	4.84%	3.91%
Expected Life	na	na	5 years	5 years

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

The following table illustrates the effect on net income and earnings per share for the quarter and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 (revised 2004) to stock-based employees compensation:

	Quarter ended Sept. 30, 2005	9 months ended Sept. 30, 2005

Net (loss) income as reported	($ 197,310)	$10,499,834
Deduct: Stock-based employee compensation determined under fair-value based method	-	(11,830)
Pro-forma net (loss) income	($ 197,310)	$10,488,004
Pro-forma net (loss) income per share, basic & diluted
As reported	($ 0.01)	$0.66
Pro-forma	($ 0.01)	$0.66

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

NOTE M - PROVISION FOR INCOME TAXES

The income tax benefit or expense for the three month periods ended September 30, 2006 and 2005 and the nine month periods ended September 30, 2006 and 2005 differed from the amounts computed by applying the federal income tax rate of 34% to the pre-tax loss or income as a result of the following:

	THREE MONTHS ENDED SEPTEMBER 30, 2006	THREE MONTHS ENDED SEPTEMBER 30,2005	NINE MONTHS ENDED SEPTEMBER 30 2006	NINE MONTHS ENDED SEPTEMBER 30, 2005

COMPUTED (BENEFIT) PROVISION	($3,782)	($81,026)	($495,183)	$6,594,300
PROVISION FOR STATE & LOCAL INCOME TAXES		40,024		2,300,865
DEFERRED TAX ASSET ASSOCIATED WITH SHARE-BASED COMPENSATION			(54,214)
DEFERRED TAX LIABILITY (ASSET) ASSOCIATED WITH BENEFICIAL CONVERSION INCOME (EXPENSE)	71,349		(283,473)
TOTAL CALCULATED PROVISION (BENEFIT)	67,567		(832,870)
(DECREASE) INCREASE IN VALUATION ALLOWANCE	(67,567)		832,870
NET (BENEFIT) PROVISION	$-	($41,002)	$-	$8,895,165

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

Risks Relating to Our Business

As of December 31, 2005, there was substantial doubt about our ability to continue as a going concern. The Company may not be able to continue its operations and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenues

For the three-month period ended September 30, 2006, reported revenues from the sales of software products and subscription services were $258,714, principally consisting of revenue recognized from sales of SpyHunter 2.7. Also, for the three-months ended September 30, 2006, commission income and advertising revenues were $18,380. For the three-month period ended September 30, 2005, reported revenues from the sales of software products and subscription services, consisting of revenue recognized from sales of SpyHunter 2.0, totaled $231,256.

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

Expenses

Expenses for the three-month periods ended September 30, 2006 and 2005 were $493,950 and $491,486, respectively. For the nine-month periods ended September 30, 2006 and 2005, expenses were $1,485,900 and $2,336,470, respectively.

	Three Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005

Marketing and selling	$39,260	$42,583	$86,065	$283,452
General and administrative	448,773	408,642	1,391,585	1,932,234
Depreciation and amortization	5,917	40,261	8,250	120,784
Total expenses	$493,950	$491,486	$1,485,900	$2,336,470

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

For the three months ended September 30, 2006, general and administrative expenses increased by approximately $40,000, and for the nine month period declined by approximately $540,000 when compared to the comparable prior year periods. The decline in the nine month period was principally due to decreases in compensation and benefits expense reflecting the lay-off of 11 employees in 2005.

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

Net Income (Loss)

As a result of the foregoing and after accounting for interest income, debenture interest expense, discount expense on convertible debdntures, fair value adjustments for derivatives and warrants, accretion adjustment for the beneficial conversion feature of the preferred stock, and income tax expense/(benefits), there was a net loss of $44,202 for the three-months ended September 30, 2006 as compared to a net loss of approximately $200,000 for the comparable prior year period. For the nine month period ended September 30, 2006 and 2005, there was a net loss of approximately $1.6 million compared to a net income of approximately $10.5 million, respectively.

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

A material weakness in the Company’s internal controls existed as of June 30, 2006, and September 30, 2006 with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Balance Sheet and Statements of Operations and Cash Flows, which resulted in misstatements therein.  The impact of the issuance of secured convertible debentures and the related warrants, and the proceeds therefrom, were not appropriately classified as liabilities on the Balance Sheet and the related fair value adjustments on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows. In addition the beneficial conversion feature of the convertible preferred stock was not appropriately classified on the Balance Sheet and the related accretion adjustment on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows. Finally, Temporary and Permanent equity as they relate to the convertible preferred stock were misstated. Such misstatements have been corrected in the resstated financial statements included herein.

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

During the fiscal quarter ended September 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our CEO and CFO. Based upon that evaluation, we have concluded that our disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act. The deficiencies and weaknesses have since been corrected.

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