Form 10QSB/A
period 2006-06-30
ENIGMA SOFTWARE GROUP, INC
filed 2007-03-23
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB/A
(Amendment No. 3)
________________

☑    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 0-50561

________________

ENIGMA SOFTWARE GROUP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)
________________

Delaware	20-2675930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. EmployerIdentification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,191,266 shares of Common Stock, $0.001 par value, outstanding as of March 22, 2007.

Transitional Small Business Disclosure Format (check one):    Yes ☐  No ☑

EXPLANATORY NOTE

This Form 10-QSB/A filing solely amends  Item 3, entitled Controls and Procedures, of the Form 10-QSB/A (Amendment No. 2) filed by Enigma Software Group, Inc. (the “Company”) on January 30, 2007.

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

A material weakness in the Company’s internal controls over financial reporting existed as of June 30, 2006 with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Balance Sheet and Statements of Operations and Cash Flows, which resulted in misstatements therein.  The impact of the issuance of secured convertible debentures and the related warrants, and the proceeds therefrom, were not appropriately classified as liabilities on the Balance Sheet and the related fair value adjustments on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows. In addition the beneficial conversion feature of the convertible preferred stock was not appropriately classified on the Balance Sheet and the related accretion adjustment on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows. Finally, Temporary and Permanent equity as they relate to the convertible preferred stock were misstated.

A material weakness in the Company’s disclosure controls and procedures existed as of June 30, 2006, due to the Company’s limited number of employees. With regard to such personnel, there was a weakness as a result of the limited segregation of duties amongst our employees.

During the fiscal quarter ended June 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was performed by our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

B. Changes in Internal Control over Financial Reporting:

There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls for the period ended June 30, 2006 that materially affected or were reasonably likely to materially affect our internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENIGMA SOFTWARE GROUP, INC.

Date: March 23, 2007	By:	/s/ Alvin Estevez
Alvin Estevez, President and Chief Executive Officer

Date: March 23, 2007	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer