Form 10QSB/A
period 2006-09-30
ENIGMA SOFTWARE GROUP, INC
filed 2007-03-23
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB/A
(Amendment No. 2)
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

EXPLANATORY NOTE

This Form 10-QSB/A filing solely amends  Item 3, entitled Controls and Procedures, of the Form 10-QSB/A (Amendment No. 1) filed by Enigma Software Group, Inc. (the “Company”) on January 30, 2007.

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

A material weakness in the Company’s internal controls over financial reporting existed as of September 30, 2006 with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Balance Sheet and Statements of Operations and Cash Flows, which resulted in misstatements therein.  The impact of the issuance of secured convertible debentures and the related warrants, and the proceeds therefrom, were not appropriately classified as liabilities on the Balance Sheet and the related fair value adjustments on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows. In addition the beneficial conversion feature of the convertible preferred stock was not appropriately classified on the Balance Sheet and the related accretion adjustment on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows. Finally, Temporary and Permanent equity as they relate to the convertible preferred stock were misstated.

A material weakness in the Company’s disclosure controls and procedures existed as of September 30, 2006, due to the Company’s limited number of employees. With regard to such personnel, there was a weakness as a result of the limited segregation of duties amongst our employees.

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

During the fourth quarter ended December 31, 2006, the Company plans on consulting with its independent auditors and reviewing literature concerning the proper accounting treatment of derivative securities so that the Company may adequately address the material weaknesses in the Company’s internal control over financial reporting.

B. Changes in Internal Control over Financial Reporting:

There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls for the period ended September 30, 2006 that materially affected or were reasonably likely to materially affect our internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENIGMA SOFTWARE GROUP, INC.

Date: March 23, 2007	By:	/s/ Alvin Estevez
Alvin Estevez, President and Chief Executive Officer

Date: March 23, 2007	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer