Form 10KSB
period 2006-12-31
ENIGMA SOFTWARE GROUP, INC
filed 2007-03-23
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-50561

ENIGMA SOFTWARE GROUP, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-2675930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Stamford Landing, Suite 100, Stamford, CT (Address of Principal Executive Offices)	06902 (Zip Code)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

State issuer’s revenues for its most recent fiscal year. $1,327,481

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $ 1,550,768 as of March 21, 2007.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,191,266 shares of Common Stock, $0.001 par value, outstanding as of March 20, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ENIGMA SOFTWARE GROUP, INC.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2006

PART I

Item 1. Description of Business.

Enigma Software Group, Inc. (“Enigma” or the “Company”), is a Delaware corporation, headquartered in Connecticut, that was formed in 2005 and is the surviving corporation of a reverse takeover with Maxi Group, Inc. (“Maxi”); however, the business of the Company actually commenced in 1999. The Company is a developer of security software products designed to give customers information and control over the programs installed on their computers in an automated and easy-to-use way, thereby enhancing transparency and user-control. The Company sells and distributes its software products, which are downloadable, over the Internet.

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

The Company presently employs eight persons on a full-time basis. However, during the year ended December 31, 2005, it had employed as many as 18 persons on a full and part-time basis. Eleven employees were terminated by the Company during the year ended December 31, 2005, (one of whom has since been rehired in January 2007) in an effort to reduce fixed operating costs, and some of their functions were outsourced, as well as absorbed by the remaining then seven employees.

Principal Product and its Market:

The Company's principal product SpyHunter® (“SpyHunter”) is an in-house developed software utility program that is used to scan and remove Spyware and Adware from customers’ computers and is marketed under the name SpyHunter.

Spyware and other parasitic programs are installed on computers without the computer owners' knowledge or consent. Spyware programs allow their makers to monitor Internet browsing patterns, inundate computers with "pop-up" ads, transmit sensitive user data (including personal and financial information), and more. Many people are familiar with freeware, shareware, cookies, media players, interactive content and file sharing, but what they may not realize is that some of the aforementioned may contain hidden code or components that allow the developers of these applications and tools to collect and disseminate information about those using them.

To protect our customers from Spyware and other threats, SpyHunter scans the files on a computer's hard drive, as well as Windows registry settings. SpyHunter then compares these files against our spyware database. SpyHunter's database consists of complete component profiles (files, registry settings, MD5 file signatures, and other diagnostic information) of various adware applications, spyware programs, backdoor trojans, browser hijackers, tracking cookies, worms, keyloggers, etc. that commonly afflict computers connected to the Internet. If SpyHunter's scanning process is unable to detect a suspicious threat, the customer has the option to rapidly generate a diagnostic report. SpyHunter will then transmit this information directly to our spyware helpdesk database, which is supervised by our support department. Using this updated information, the customer is now able to successfully detect and remove the parasitic program which is compromising their system.

Spyware makers consistently update and alter their programs to avoid detection by anti-Spyware utilities like SpyHunter. For this reason, SpyHunter's spyware database is updated regularly using the collective diagnostic reports generated through our user base, coupled with the spyware component profiles assembled through our technical team's active research.

Distribution Methods of the Product:

SpyHunter is downloaded over the Internet upon authorization of the customer’s credit card issuer. It is not sold in retail stores, but copies may be ordered on CD format from the Company’s website. Most users have historically found Enigma’s websites through advertisements purchased by the Company from Internet advertising companies and other advertising networks and search engines. Trial versions of SpyHunter are also available on download sites such as download.com and tucows.com. The Company also operates an affiliate program where other website operators can become resellers of Enigma products on a pay-for-performance basis. Most of the Company’s marketing agreements are short term purchase orders that either party can terminate, while other marketing is based on automated auctions for search engine advertising. None of the Company’s marketing agreements generate significant revenue for the Company.

Item 2. Description of Property.

At December 31, 2006, the Company had no significant fixed assets, having sold some of its excess assets during the year ended December 31, 2005, as employees were terminated, and having written down in that year, any remaining assets to a negligible value due to an impairment loss resulting from the Company vacating its office space at 17 State Street, New York, New York. The lease for that office space, which was entered into during 2004, was an operating lease for 6,236 square feet of office space requiring monthly rent of $16,629 and which was due to expire on November 30, 2007. There is no lease for the Company’s current office space, which is located within an office suite complex in Stamford, Connecticut. Rather the Company entered into an office service agreement with the operator of the office suite, giving the Company a license to use designated offices as well as business center facilities and services.

The office services agreement covers services, such as telephone, heat, electricity, furniture, lighting, coffee, water, restroom facilities, reception, conference facilities, mailbox, parking and office cleaning. Pursuant to the office services agreement, the Company has six employees in approximately 350 square feet of dedicated office space under a six month lease agreement that has provisions for automatic renewals and is currently in effect until August 31, 2007, subject to the next automatic six month renewal, unless cancelled by either party. In February 2007, the Company notified the operator of the office suite complex that it would not renew again and would vacate the premises prior to August 31, 2007. On February 27, 2007, the Company signed a 15 month lease at a nearby facility at a lower cost, effective March 1, 2007.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

As of March 21, 2007, the most recent trading day on which shares of the Company were traded, the Company’s shares of common stock, par value $0.001 per share (the “Common Stock”) were quoted on the Nasdaq Over the Counter Bulletin Board (the “OTCBB”), under the trading symbol ENGM, at the closing bid price of $0.37 per share.

The following table gives the range of high and low bid prices for the Company’s Common Stock, during the years ended December 31, 2005 and 2006:

	Low	High
Fiscal 2005*
First Quarter (commencing February 22)	$0.42	$2.45
Second Quarter	$0.90	$1.54
Third Quarter	$0.30	$1.40
Fourth Quarter	$0.20	$0.55
Fiscal 2006*
First Quarter	$0.06	$0.25
Second Quarter	$0.05	$0.09
Third Quarter	$0.04	$0.07
Fourth Quarter	$0.02	$0.15

*The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our Common Stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. Broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our Common Stock, regardless of our actual or projected performance.

Holders
As of March 22, 2007, there were 31 holders of record of the Company’s Common Stock. Of the Company’s 4,191,266 shares outstanding, 1,725,351 or approximately 41% were held in street name.

Dividends

The Company has not declared any cash dividends within the past two years on its Common Stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,984,001	$0.23	15,999
Equity compensation plans not approved by security holders	none	none	none
Total	2,984,001	$0.23	15,999

Sales of Equity Securities

On June 28, 2006, the Company sold Debentures to Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively “Dutchess”) in the principal amount of One Million dollars ($1,000,000), convertible into shares of Common Stock of the Company. The issuance and sale of the Debentures is intended to be exempt from registration by virtue of Section 4(2) of the 1933 Act and the provisions of Regulation D thereunder, based on the Company’s belief that the offer and sale of the Debentures did not involve a public offering, as all of the purchasers were “accredited” investors and no general solicitation was involved in the offering.

On June 28, 2006, the Company issued 7,433,988 shares of its Preferred Stock to Colorado Stark and Alvin Estevez in exchange for 12,052,001 shares of such holders shares of the Company’s Common Stock. The issuance of the Preferred Stock is intended to be exempt from registration by virtue of Section 4(2) of the 1933 Act and the provisions of Regulation D thereunder, based on the Company’s belief that the issuance of the Preferred Stock did not involve a public offering, as all of the purchasers were “accredited” investors and no general solicitation was involved in the offering.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “proposed,” or “continue” or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below. These factors may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Risks Related to Our Business and Industry

As of December 31, 2006, there was substantial doubt about our ability to continue as a going concern. The Company may not be able to continue its operations and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2006, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. The Company did not generate sufficient cash flows from revenues during the year ended December 31, 2006 to fund its operations. Also, as of December 31, 2006, the Company had negative net working capital of approximately $2 million. In addition, as discussed in Notes A, B and Q of the Notes to Consolidated Financial Statements, the Company was required, beginning January 1, 2007 to make substantial amortizing principal and debt redemption premium payments, which payments put further strain on the Company’s limited cash resources. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless the Company is successful in generating increased sales, additional sources of revenue, or obtaining additional capital, or restructuring its business, the Company is likely to deplete its net working capital reserves during 2007.

The Company continues to have negative cash flow and could run out of cash in six months or fewer.

At the present level of business activity and assuming that current sales continue at the average rate experienced during the months of December 2006 and January and February 2007, and the Company is required to continue making amortizing principal and debt redemption premium payments to Dutchess because of the non-effectiveness of the Company’s Registration Statement on Form SB-2, the Company’s working capital resources could be depleted within six months or fewer, i.e., sometime in the third quarter of 2007. Actual results may be better or worse than anticipated, depending upon the Company’s actual sales results.

If all sales were to cease, and without reducing expenditures accordingly, the Company’s working capital reserves would be depleted within weeks. Therefore, if this situation were to occur, the Company would require additional funds of at least $2,000,000 in order to continue operations for the next 12 months. Please refer to Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in new product development in order to introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users and advertisers. Our sales will also decline if our innovations are not responsive to the needs of our users and advertisers, are not appropriately timed with market opportunity, or are not effectively brought to market.

We have a material weakness in internal controls due to a limited segregation of duties, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock. During the year ended December 31, 2005, we found it necessary to reduce our staffing in order to conserve cash, as our level of business activity declined. As a result, there is very limited segregation of duties, and the Company has identified this as a material weakness in our internal controls. However, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash, but with only eight employees at the Company, of which only one full-time employee and one part-time employee are involved in the financial function, total segregation of duties is not practicable.

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

For example, during 2005, legislation pertaining to Spyware was enacted in 12 states. Such legislation is being considered in a number of additional states. This type of Legislation imposes severe penalties for companies who are in the business of distributing and installing Spyware. Typically companies will be charged fines ranging from $1,000 to $1,000,000 for each instance of installing Spyware. In some states such as New York, in addition to sharp penalties, there are also criminal charges that can be brought for installing Spyware.

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

Our future success depends in large part upon the continued service of key members of our senior management team. In particular, our founders, Colorado Stark and Alvin Estevez, are critical to our overall management, as well as to the development of our technology, our culture and our strategic direction. Richard M. Scarlata, our Chief Financial Officer is the only full-time trained financial professional in our organization; he performs most of the duties that in many other cases would be performed by several people within a larger and deeper organization. We do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

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

From 1999 to 2003, we were engaged in analyzing the consumer software and internet service markets, which ultimately led to the development of SpyHunter, which was launched in 2003. As a result, we first derived cash from sales of consumer software security and privacy products in 2003, all of which revenue, as well as that of 2004 and the month of January 2005, had been deferred for financial reporting purposes and was recognized in the first and second fiscal quarters of 2005, as is discussed in the Notes to Consolidated Financial Statements. We also attempted to develop an internet advertising search engine and spent considerable hours and dollars on developing this service, however, our lack of success in this regard, has led us to abandon our efforts. You must consider our business and prospects in light of the risks and difficulties that we have encountered, and will continue to encounter, as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results. As discussed in our Notes to Consolidated Financial Statements, we have developed a new business model which is in the process of being implemented. If we are unsuccessful in this regard, the Company may run out of cash during the third quarter of 2007.

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

The markets for certain of our products and services are new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively, and in a timely manner, and to offer products and services that meet these demands. The development of new or enhanced software products and services is a complex and uncertain process. We are currently working on adding additional features to our SpyHunter product, which are primarily two sets of changes that we are in the process of implementing for our SpyHunter product.  The first set contains features that will actively monitor a user’s computer in order to prevent new spyware infections; a scheduler to automatically check for new infections on the machine; and Domain Name Server (“DNS”) protection to prevent companies from spoofing URL's to trick users.  These are features that most of our competitors have and we do not.  Adding these features will make our product more competitive. The second set of changes contains features that we are adding that will be transparent to the user as an additional feature but will make our product one of the most effective solutions available. It will contain the ability to remove security threats at the WinLogon Notify level.  Historically, almost all of our revenue has come from our SpyHunter product, and we anticipate the majority of our revenue throughout 2007 will be derived from enhanced versions of SpyHunter. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements. Further, we may experience delays in market acceptance of new products or product enhancements as customers evaluate the advantages and disadvantages of upgrading to our new products or services.

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

If our restructuring program is not successful, we may not achieve the operational and financial objectives we have set, and our business, financial condition and results of operations could be materially adversely affected. We are in the process of adapting a new business model that focuses on our core products, however, there can be no assurance our business model will be profitable.

In late 2005 we were facing an upcoming liquidity crisis which could render the company insolvent. We began to implement our current restructuring program. The aim of the restructuring plan was to first stabilize and then grow the business by reducing costs and increasing revenues. The steps to reduce costs included terminating employees and our primary office lease, liquidating almost all of our Furniture and Equipment, terminating leases on our data center, and abandoning every product and service that the company had been developing with the exception of SpyHunter. The steps to increase revenue included increasing the quality of our SpyHunter products, increasing the quality of our SpyHunter product support, and increasing the marketing efforts for our SpyHunter product.

The costs associated with the restructuring included $302,000 in equipment write downs, $123,000 to terminate the primary office lease, $21,000 to terminate the lease with the data center. Furthermore, we estimate that during 2004 and 2005, approximately 70% of our efforts were focusing on developing new products and services. All of these potential new products and services have been abandoned and we currently have no plans to pursue them again or reuse what we had developed.

We have reduced our monthly operating cost from an average of $202,000 per month during 2005 to an average of $152,000 in 2006.

In May of 2006 we introduced SpyHunter 2.7 (and in October 2006 added new features for SpyHunter 2.8), which charges a recurring fee with the subscription period shortened from 12 months to 6 months, thereby doubling the price. Our average renewal rate for this brief time period is 80%. We have been able to dedicate our technical resources to improving our product. We still have additional improvements to make. (For information on these improvements please review the risk factor above, entitled, "Our main product SpyHunter from which we have derived almost all of our revenue is currently in need of product enhancements.”) If we are unable to introduce these product enhancements on a timely basis, or if the market does not accept these products or product enhancements, our sales will decline. Month by month we continue to see increasing revenues and are beginning to breakeven on a cash flow basis, before debt service.

There can be no assurance that we will be able to enhance our SpyHunter product or develop a new product or implement a business model that will be profitable. Previously, our product sales were non-recurring and substantially all of our reported and deferred revenue for 2003, 2004, 2005 and 2006 should be deemed as non-recurring revenue.

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

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

Our Common Stock has been trading in the public market for just over two years. Until very recently, trading volume has been extremely light, as approximately 59% of our outstanding shares are unregistered and cannot yet be traded. We cannot predict the extent to which a trading market will develop for our Common Stock or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Until June 28, 2006, our founders, executive officers, directors (and their affiliates) and employees together owned approximately 77.0% of the voting power of our outstanding capital stock. In particular, our two founders, Colorado Stark and Alvin Estevez combined, controlled approximately 74.2% of the voting power of our outstanding capital stock. With the issuance of the convertible debentures (the “Debentures”) to Dutchess, Colorado Stark and Alvin Estevez exchanged their shares of Common Stock for shares of newly issued Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”). While the Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. Furthermore, Messrs. Stark and Estevez’ shares of Preferred Stock have anti-dilution protection, whereby they will maintain the majority voting power of the Company’s capital stock. Consequently, Colorado Stark and Alvin Estevez’ ownership of the Preferred Stock allows them to retain significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future. This concentrated control limits the ability of stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Common Stock could be adversely affected.

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

You may experience substantial dilution if Dutchess converts its Debentures into Common Stock of the Company. Since the conversion price of the Debentures fluctuates at a substantial percentage discount (25%) to fluctuating market prices, the number of shares issuable to Dutchess, upon conversion of the Debentures, is potentially limitless. In other words, the lower the average trading price of the Company’s shares at the time of conversion, the greater the number of shares that can be issued to Dutchess. This perceived risk of dilution may cause Enigma shareholders to sell their shares, thus contributing to a downward movement in the Company’s stock price, thereby potentially encouraging other Enigma shareholders to sell, or sell short, which could in turn further contribute to a spiraling stock price decline in Enigma’s Common Stock. You may also experience substantial dilution if Messrs. Stark and Estevez convert their shares of Preferred Stock into shares of Common Stock (See Note J in Notes to Consolidated Financial Statements). Dutchess’ overall ownership at any one moment is limited to 9.9% of the outstanding shares of Common Stock in accordance with the financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Debentures or exercise additional warrants into shares of Common Stock.

Our Common Stock has a small public float and future sales of our Common Stock, or sales of shares being registered under this document may negatively affect the market price of our Common Stock.

As of March 21, 2007, the most recent trading day in our Common Stock, there were 4,191,266 shares of our Common Stock outstanding, at a closing market price of $0.37 for a total market valuation of approximately $1,550,768. Our Common Stock has a public float of approximately 1,700,000 shares, which shares are in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These 1,700,000 shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales of substantial amounts of Common Stock, including future shares issued upon the exercise of 15,000,000 Warrants, future shares issued upon the conversion of Debentures, or upon Colorado Stark and Alvin Estevez converting their Preferred Stock into Common Stock, or upon exercise of stock options (of which 2,984,001 were outstanding as of December 31, 2006 and an additional 15,999 shares were reserved for issuance), or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our Common Stock.

We could terminate our Securities and Exchange Commission Registration, which could cause our Common Stock to be de-listed from the OTCBB.

As a public company with fewer than 300 shareholders, Enigma files its periodic reports with the SEC and registers its shares of Common Stock under the Securities Exchange Act of 1934 (the “Exchange Act”) on a voluntary basis. Since the Company has fewer than 300 stockholders of record, we are eligible to de-register our Common Stock under the Exchange Act. Although the Company does not currently plan to de-register its Common Stock, there can be no assurance that we would not de-register the Common Stock at some point in the future. If the Company was to take such action, it could inhibit the ability of the holders of the Company’s Common Stock to trade the shares in the open market, thereby severely limiting the liquidity of such shares. Furthermore, if we were to de-register, we would no longer be required to file annual and quarterly reports with the SEC and would no longer be subject to various substantive requirements of SEC regulations. De-registration would reduce the amount of information available to investors about our Company and may cause our Common Stock to be de-listed from the OTCBB. In addition, investors would not have the protections of certain SEC regulations to which we would no longer be subject. The Company has no intention of terminating the registration of the Common Stock, and in fact is constrained from doing so under the terms of its agreements with Dutchess.

Because the market for and liquidity of our shares is volatile and limited, and because we are subject to the "Penny Stock" rules, the level of trading activity in our Common Stock may be reduced.

Our Common Stock is quoted on the OTCBB (ENGM). The OTCBB is generally considered to be a less efficient market than the established exchanges or the NASDAQ markets. While our Common Stock continues to be quoted on the OTCBB, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our Common Stock, as compared to if our securities were traded on NASDAQ or a national exchange. In addition, our Common Stock is subject to certain rules and regulations relating to "penny stocks" (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account, and certain other restrictions. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealer's presumed control over the market. For as long as our securities are subject to the rules on penny stocks, the liquidity of our Common Stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

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

General Discussion on Results of Operations and Analysis of Financial Condition

For the years ended December 31, 2006 and 2005

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the years ended December 31, 2006 and 2005, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

We are a developer of Internet-based systems and downloadable security software products designed to give our customers instant access to information on the web and control over the programs installed on their computers in an automated and easy to use way, thereby enhancing transparency and user control. Our business strategy is to leverage our knowledge of internet marketing, as well as our existing base of more than 750,000 users, to continue to develop Internet software products that further the values on which the Internet is based. Our consumer software product line is focused on delivering Internet privacy and security to individual users, homes, offices, and small businesses. Sales of SpyHunter® (“SpyHunter”) commenced in June 2003. In late January 2005, we began to license a new and improved product, SpyHunter 2.0, and in May 2006, with the introduction of SpyHunter 2.7, added important new features as well as changed the pricing structure. In October 2006, we introduced SpyHunter 2.8 to which we enhanced our detection and removal features and added a scheduler.

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

Specifically, we recognize such revenues in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These statements of position provide guidance for recognizing revenues related to sales by software vendors. We sell our principal software product, SpyHunter, along with its 6 month subscription service over the Internet. Customers order SpyHunter and simultaneously provide their credit card information to us. Upon receipt by us of authorization from the credit card issuer, the customer is able to download the product over the Internet. For the sales price of $29.99, we provide a license to use our product and post-contract customer support (“PCS”), which consists primarily of free updates to our software products as and when such updates are available, as well as e-mail and telephonic support.

For sales of SpyHunter 1 series that occurred during the years ended December 31, 2003 and 2004, as well as during the month of January 2005, this PCS was provided for an indefinite period into the future. However, with the introduction at the end of January 2005 of our new and improved product, SpyHunter 2.0, PCS was limited to one year from the date of purchase. For SpyHunter 2.7, which was introduced in May 2006, and which replaced SpyHunter 2.0, and for SpyHunter 2.8, which was introduced in October 2006, and represents an upgrade over SpyHunter 2.7, PCS is limited to six months. Licensees of the SpyHunter 1 series were provided with PCS up until March 10, 2005, from which point forward we no longer supported that product, and at which time we began to recognize the revenue from the sales of SpyHunter series 1.

SpyHunter 2.7 and 2.8 contain improvements that are in recognition of the more challenging security threats that the Company noted in early 2006 and were developed in response to our customers. As part of Enigma’s renewed commitment to quality and customer satisfaction, spyware definition updates are a major facet of our customer support.

Because of the continuing threat of new spyware and adware, SpyHunter is not functional without these definition updates, which comprise the bulk of our PCS. The remainder of PCS consists of e-mail and telephonic customer support, which makes the product user friendly. Accordingly we believe that all of the value is attributable to PCS, and hence, the revenue from sales is attributable entirely to PCS and was deferred and recognized over 12 months in the case of the SpyHunter 2.0 and is deferred and recognized over 6 months in the case of the SpyHunter 2.7 and 2.8, the respective periods of PCS in each case. Also in each case we utilize the ½ month convention in the month of sale and the corresponding final month of PCS. For both products, the renewal rate for PCS was and is $29.99, the same as the original sales price.

Customers are also able to order a CD version of, and an extended download service for, SpyHunter 2.7, in which case we earn commission income, all of which is recognized at the time of delivery of the product or service; as is any commission income that we earn on sales of other companies’ products or from on-line advertising of such products on our various websites.

In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements based on vendor specific objective evidence (“VSOE”) of fair value. On all sales of SpyHunter 1 series which occurred from June 2003 through January 2005, VSOE did not exist for the allocation of revenue to the various elements of the arrangement. As a result, we deferred all revenue from these arrangements. This deferred revenue totaled $21,270,075 and consisted of $6,320,000 deferred from the year ended December 31, 2003, approximately $14,850,000 deferred from the year ended December 31, 2004 and approximately $105,000 deferred from the month of January 2005.

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

With respect to sales of SpyHunter 2.0 and SpyHunter 2.7 and 2.8, which have PCS limited to one year and six months, respectively, after the sale, VSOE does exist for the allocation of revenue to the various elements of the arrangement, as we consider all of the revenue from such sales to be attributable to the service element because the SpyHunter download is useless without it. Accordingly, we recognized the license fees for SpyHunter 2.0 during the 12-month period, and for SpyHunter 2.7 and 2.8, for the 6-month period immediately subsequent to the sale.

Reserves for Product Returns

Our policy with respect to product returns is spelled out in our End User License Agreement (“EULA”), which states “…products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis.” As of December 31, 2006, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept greater or fewer products for return.

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

Results of Operations For the Years Ended December 31, 2006 and 2005

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

During the third and fourth quarters of 2005, the Company attempted to restructure itself by transitioning from a license fee revenue model to an advertising based revenue model. This attempt ultimately failed and the Company completely abandoned this effort in January 2006. During the period of this attempted restructure, the Company terminated 11 of its 18 employees at a gross annual cost savings for salary and benefits, before outsourcing, of approximately $790,000, on a pre-tax basis. The terminated employees included 9 engineering and customer support personnel, and a portion of their workload was outsourced at an annual cost of approximately $150,000. In addition, several administrative employees were terminated to conserve capital resources and their workload was absorbed by the remaining employees.

Revenues

For the year ended December 31, 2006, reported revenues from the sales of software products and subscriptions were $1,207,824, principally consisting of revenue recognized from sales of SpyHunter 2.0 and SpyHunter 2.7 and 2.8. Also, for the year ended December 31, 2006, commission income and advertising revenues were $119,657. For the year ended December 31, 2005, reported revenues from the sales of software products and subscriptions totaled $21,915,358, consisting of the non-cash recognition of deferred revenue from sales of the SpyHunter 1 series of approximately $21,275,000 (the cash generated by these license fees having all been received during the years ended December 31, 2003, 2004 and the month of January 2005 and used to support operations of those years and period, respectively); and approximately $640,000 of revenue recognized principally from sales of SpyHunter 2.0. Also for the year ended December 31, 2005, commission income and advertising revenues totaled $107,367.

The price charged for each SpyHunter product, Series 1, SpyHunter 2.0 and SpyHunter 2.7 and 2.8 was or is $29.99. SpyHunter Series 1 was introduced in June 2003 and discontinued in January 2005 with the introduction of SpyHunter 2.0. SpyHunter 2.0 was discontinued in May 2006 with the introduction of SpyHunter 2.7. SpyHunter 2.8, which was introduced in October 2006, contains a number of upgrades that were not available in SpyHunter 2.7.

During the approximate 16 months that SpyHunter 2.0 was sold, the Company produced 31 spyware definition updates, for an average of slightly less than two per month. In recognition of the more challenging security threats that the Company noted in the months immediately prior to May 2006 and in response to our customers, Enigma introduced SpyHunter 2.7 in May 2006 with upgrades in October 2006 to SpyHunter 2.8, with the commitment that spyware definition updates would become a major facet of our customer support.

Accordingly, we have provided 58 such updates in that approximate 8 month period May-December 2006, for an average of over 7 updates per month, or more than triple the rate of spyware definition updates produced for SpyHunter 2.0. The production of such updates is labor intensive. Therefore, in recognition of the increased costs of defending against new threats with more timely and comprehensive definition updates, the Company determined it was necessary to increase the price of its product, but being sensitive to the historic price point of $29.99, decided to reduce the term of its customer support contract from 12 months to 6, without increasing the price point.

Expenses

Expenses for the years ended December 31, 2006 and 2005 were $2,097,743 and $3,281,380, respectively.

	Year Ended December 31, 2006	Year Ended December 31, 2005
Marketing and selling	$214,725	$308,015
General and administrative	1,868,441	2,425,265
Write-down of impaired assets		387,055
Depreciation and amortization	14,577	161,045
Total expenses	$2,097,743	$3,281,830

Marketing and selling expenses are expensed as incurred and relate directly to the level of “current sales” activity as opposed to the revenue reported, under SOP 97-2, for the period, which may have been entirely or partially deferred, as discussed above. For the year ended December 31, 2006, marketing and selling expenses declined by approximately $93,000, or 30%, from that of the prior year comparable period. This decline reflects reduced advertising dollar expenditures during the first half of 2006, in order to conserve cash. Normally there is a direct correlation between advertising dollar expenditures and “current sales.” That normal relationship was skewed in 2006 by the Company’s need to conserve cash.

The Company determines “current sales” based on sales that occur during the period upon which we are reporting. “Current sales” are the amount of cash sales that were generated during that period. The amount of sales reported on the Statement of Operations, under the caption “Sales of software products and subscription services” is a number derived from the Company’s application of SOP 97-2 and includes a portion cash or current sales that occurred in prior periods. “Current sales” of software products and subscription services declined for the year 2006 from 2005 by approximately $59,000, from $1,207,000 to $1,148,000.

For the years ended December 31, 2006 and 2005, General and Administrative expenses were approximately $1,868,000 and $2,425,000, respectively. The decline of $557,000, or approximately 23%, is principally due to decreases in compensation and benefits expense reflecting the lay-off of 11 employees in 2005.

Write-down of Impaired Assets

At December 31, 2005, the Company incurred an impairment charge of $387,055, representing: the difference between what the Company had received, approximately $4,000, from the disposal of its excess furniture and fixtures; and the abandonment of its leasehold improvements (see Notes to Consolidated Financial Statements), and their respective carrying values at that date; and the security deposit of $83,147, on its office lease. As of December 31, 2006, the Company had not incurred an impairment charge.

Net Income (Loss)

As a result of the foregoing and after accounting for interest income, debenture interest expense, debenture redemption premium, discount expense on convertible debentures, fair value adjustments for derivatives and warrants, provision for liquidated damages, accretion adjustment for the beneficial conversion feature of the Preferred Stock, (all of which are associated with the Convertible Debentures and the issuance of Preferred Stock) and any related income tax expense/(benefits), there was a net loss of approximately $1,967,000 for the year ended December 31, 2006, as compared to a net income of approximately $10,173,000 for the prior year.

Liquidity and Capital Resources For the Years Ended December 31, 2006 and 2005

At December 31, 2006 and 2005, we had cash and cash equivalents of $471,254 and $472,008, respectively. As discussed above, without the net $905,000 received in connection with the Dutchess financing transaction, the Company would have had to have cease operations prior to December 31, 2006.

Net cash used in operating activities for the year ended December 31, 2006, was approximately $893,000, compared to net cash used in operating activities of approximately $137,000 for the year ended December 31, 2005, representing an increase in net cash used in operating activities of $756.000. However, the $137,000 for the prior year reflects the release of approximately $1,005,000 from restricted cash as well as a refund of prepaid income taxes of approximately $257,000. Without both of these cash sources, the Company would have reported approximately $1,400,000 of net cash used in operating activities for the year ended December 31, 2005, or approximately $500,000 more than for the year ended December 31, 2006. The balance of the change in net cash used in operating activities is principally attributable to the lower general and administrative expenses discussed above.

At the present level of business activity, the Company’s ongoing monthly gross operating cash disbursements are expected to average $190,000, excluding debt service. At December 31, 2006, the Company had a net working capital deficit of approximately $2.0 million. After adding back a derivative liability, a warrant liability, a dividend payable in connection with a preferred stock beneficial conversion feature, and deferred revenue, all of which totaled approximately $2.4 million, the Company had net working capital of approximately $370,000 available to fund ongoing operations and required debt service payments. As discussed in Note H of the accompanying Notes to Consolidated Financial Statements, the Debenture Agreement contains provisions for amortizing cash payments, allocated to principal and debenture redemption premium, to be made if the Registration Statement has not been declared effective by January 1, 2007, which is the case. As a result thereof, the Company was required to make amortizing principal payments and redemption premium payments to Dutchess on January 2, February 1 and March 1, 2007, which totaled approximately $246,000. Until the Registration Statements is declared effective, which the Company presently estimates will occur on or about May 15, 2007, the Company will be required to make further such payments on April 2, 2007 and probably on May 1, 2007 The payment made on March 1, 2007 created an event of default under the financing documents. (See Notes B and Q of the accompanying Notes to Consolidated Financial Statements.)

At the present level of business activity, and assuming that current sales continue at the average rate experienced during the months of December 2006 and January and February 2007, and assuming that the Company is required to continue making amortizing principal and debt redemption premium payments to Dutchess because of the non-effectiveness of the Registration Statement, the Company’s working capital resources could be depleted within six months or fewer, i.e., sometime in the third quarter of 2007. As discussed in Note Q to the accompanying Notes to Consolidated Financial Statements, as of December 31, 2006, the Company was required to make principal payments and debenture redemption premium payments totaling $104,167 on each of January 1 and February 1, 2007. These payments to Dutchess were required because the Registration Statement had not been declared effective prior to January 1, 2007 and continues to not be effective. These payments, plus the required monthly interest payments, amounting to 1% of the outstanding principal, severely depleted the Company’s working capital reserves in the first two months of 2007. Unless the Company receives forbearance from Dutchess on a portion of future required payments under the Debenture, the Company could deplete its working capital reserves within the next four to six months.

Actual results may be better or worse than anticipated, depending upon the Company’s actual sales results in future months. The Company’s liquidity position is extremely severe, as without the funds derived from the sale of Debentures to Dutchess, the Company would have run out of cash in July 2006. This was anticipated in the Company’s earlier filings, as is evidenced by the going concern opinion included in its 2005 audited financial statements.

Because our business is evolving and changing, our operating cash flow may continue to suffer, and past operations are not a good gauge for anticipating future operations. In addition, we have taken on substantial debt. On the positive side, we have effectively reduced our operating overhead by reducing staff and utilizing outsourcing channels and by moving our corporate headquarters from lower Manhattan to Stamford, Connecticut. We are hopeful that these overhead reductions will help to improve our operating results.

Net cash used in investing activities for the years ended December 31, 2006 and 2005 were approximately $12,500 and $6,500. Acquisitions of furniture and fixtures and computer equipment accounted for the major portion of investing activities in each year.

Net cash provided by financing activities for the years ended December 31, 2006 and 2005, were $905,000 and $0, respectively. Net proceeds from the issuance of the Debentures to Dutchess accounts for all of the net cash provided by financing activities during the year ended December 31, 2006.

Item 7. Financial Statements.

Information in response to this Item is set forth in the Financial Statements, beginning on Page F-1 of this filing.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously reported in Forms 8-K and 8-K/A filed with the SEC on January 24, 2006 and January 30, 2006, respectively, the Company’s Board of Directors (the “Board”) dismissed its independent registered public accounting firm, Eisner LLP (“Eisner”), and engaged the services of Bagell, Josephs, Levine & Company, L.L.C. (“BGL”). The Board approved the dismissal of Eisner, who had served as the Company’s independent public accountants for the two fiscal years ended December 31, 2004, and the subsequent interim periods through September 30, 2005 and the appointment of BJL.

The Company is not aware, and has not been advised by its independent registered public accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the years ended December 31, 2006 and 2005.

Item 8A. Controls and Procedures

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the SEC.

As noted in the Company’s interim filings, a material weakness in the Company’s internal controls over financial reporting existed as of June 30, 2006, and September 30, 2006 with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Balance Sheet and Statements of Operations and Cash Flows, which resulted in misstatements therein.  The impact of the issuance of secured convertible debentures and the related warrants, and the proceeds therefrom, were not appropriately classified as liabilities on the Balance Sheet and the related fair value adjustments on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows. In addition, the beneficial conversion feature of the convertible preferred stock was not appropriately classified on the Balance Sheet and the related accretion adjustment on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows. Finally, Temporary and Permanent equity as they relate to the convertible preferred stock were misstated.

During the fourth quarter, the Company requested and received counsel from its independent public accountants concerning the appropriate financial disclosure and treatment of derivative securities. In addition, the Company, including the Company’s CFO, reviewed literature detailing the proper disclosure and treatment pertaining to the accounting of these derivative securities. During the fourth quarter, and as a result of the aforementioned, the Company’s CEO and CFO concluded that the preparation of financial statements with respect to such misstatements have been corrected in the restated financial statements included herein.

A material weakness in the Company’s disclosure controls and procedures existed as of December 31, 2006, due to the Company’s limited number of employees. With regard to such personnel, there was a weakness as a result of the limited segregation of duties amongst our employees.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 20, 2007:

Name	Age	Position	With Company Since
Colorado Stark	35	Executive Chairman, Director	1999
Alvin Estevez	35	President and CEO, Director	1999
Edwin J. McGuinn, Jr.	55	Director	2005
Richard M. Scarlata	64	CFO and Treasurer	2004

Colorado Stark. Mr. Stark co-founded the Company in 1999 and currently serves as its Executive Chairman. Having worked in the investment banking industry for over 12 years, Mr. Stark offers Enigma his expertise in sales, business development, raising capital, and structuring transactions to enhance shareholder value. From 2001 to 2003, in addition to serving as Enigma Software Group's Executive Chairman, Mr. Stark also served as president of Brill Capital. Brill Capital was a Venture Capital Placement agent that helped US companies, in the fields of biotechnology and communications, raise capital from Taiwan.

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

Edwin J. McGuinn, Jr. Mr. McGuinn currently serves as a Director of the Company, having been so elected in March 2005. Mr. McGuinn also serves on the Audit Committee and the Compensation Committee and has been designated the Audit Committee Financial Expert. Mr. McGuinn is independent, as that term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.  Mr. McGuinn is currently the Chairman and CEO of MRU Holdings, Inc., having held such position since April 2004. MRU Holdings, Inc. is a specialty finance company that provides undergraduate and graduate students with funds for higher education. Prior to joining MRU Holdings, Inc., Mr. McGuinn was the President and CEO of eLOT, Inc., having held such positions from May 2000 until November 2004. eLOT, Inc. is a company whose focus was the development of consumer e-commerce products and integrated network management systems for the sale of state and governmental lottery tickets on the Internet. Prior to joining eLOT, Inc., Mr. McGuinn was President and CEO of Limitrader.com from January 1999 until May 2000. Limitrader.com is the first Internet based trading platform for the new issue and secondary trading of corporate bonds. Mr. McGuinn also sits on the Board of Directors of eLOT, Inc. and the board of a venture capital company and several development stage companies specializing in financial technology and Internet services.

Richard M. Scarlata. Mr. Scarlata became CFO of the Company as of December 30, 2004. From 1999 until that date, Mr. Scarlata was self-employed as a consultant, providing financial, accounting and business advisory services to clients. From 1993, Mr. Scarlata held at different intervals the CFO and CEO positions at Rockefeller Center Properties, Inc., a publicly traded REIT. Mr. Scarlata possesses an MBA degree in Finance, and has been a CPA since 1970. Previously, Mr. Scarlata had also served as an Adjunct Professor of Finance at Monroe College in The Bronx, NY.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that, during 2006 all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

Code of Ethics

In March 2005, the Company adopted a Code of Ethics. The Code of Ethics applies to the Company’s CEO, CFO, principal accounting officer and all persons performing similar functions.

Item 10. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to all of the executive officers of the Company, who served during the fiscal year ended December 31, 2006, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Alvin Estevez President & CEO	2006	$150,000	0	0	$11,056	0	0	$32,750	(2)(3)	$193,806
Colorado Stark Executive Chairman	2006	$150,000	0	0	$11,056	0	0	$29,596	(2)(3)	$190,652
Richard M. Scarlata CFO & Treasurer	2006	$110,000	0	0	$11,070	0	0	$12,500	(3)	$133,570

(1) See Notes D [8] and K of the Notes to Consolidated Financial Statements.

(2) The amounts for both Alvin Estevez and Colorado Stark include a perquisite payment for automobile allowance in the amount of $20,000. Messrs. Estevez and Stark also serve as directors of the Company, but without compensation for the director services.

(3) The balance of the amounts for both Alvin Estevez and Colorado Stark include Enigma’s matching of employee contributions to the Company’s 401(k) defined contribution plan (“401(k) Plan”). The amount for Richard M. Scarlata represents Enigma’s matching of employee contributions to the 401(k) Plan. Under the 401(k) Plan, which became effective on May 1, 2004, eligible employees are able to make contributions to the 401(k) Plan, which are matched, effective September 1, 2006, by the Company at the rate of 100% of an individual employee’s contribution up to the maximum allowable by law, which for 2006 was generally $15,000. Prior to September 1, 2006, the Company matched 50% of the first $10,000 of an individual employee's contribution to the 401(k) Plan.

Employment Agreements

Messrs. Estevez, Stark, and Scarlata each have an employment agreement with the Company that currently extends until December 31, 2009. The employment agreements each provide for an initial term of employment of three years, which term is automatically extended for an additional one year term unless either party notifies the other of its intention not to renew for an additional year. The employment agreements provide for annual discretionary performance bonuses and additional incentive awards, including stock options and stock grants. In addition, the employment agreements each contain non-compete, non-disclosure and non-solicitation restrictive covenants, which last for a period of 12 months following the date of the employee’s termination from the Company. A copy of each of these employment agreements was filed as an exhibit to the Company’s Form 8-K filed on February 16, 2005.

Messrs. Estevez, Stark and Scarlata participate in the Company’s defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"). The 401(k) Plan became effective on May 1, 2004. Eligible employees are able to make contributions to the 401(k) Plan, which are matched, effective September 1, 2006, by the Company at the rate of 100% of an individual employee’s contribution up to the maximum allowable by law, which for 2006 was generally $15,000. Prior to September 1, 2006, the Company matched 50% of the first $10,000 of an individual employee's contribution.

The Company recognizes compensation costs associated with stock options over each employee’s service period, which in all cases is the vesting period for such stock option grants. The 2006 stock option awards vest ratably over a period of 12 months from the date of grant, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest.

The following table sets forth information with respect to outstanding equity awards at December 31, 2006 held by the persons named in the Summary Compensation Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

	Option Awards (1)								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alvin Estevez President & CEO	225,000(2 26,293(3	) )	0 0	50,246(2 0(4	) )	$ $	0.0715 1.2100	4/12/2011 5/17/2010	0	0	0	0
Colorado Stark Executive Chairman	225,000(2 20,238(3	) )	0 0	50,246(2 0(4	) )	$ $	0.0715 1.2100	4/12/2011 5/17/2010	0	0	0	0
Richard M. Scarlata CFO & Treasurer	225,000(2 161,718(3	) )	0 0	50,246(2 118,271(3	) )	$ $	0.0650 1.1000	4/12/2016 5/17/2015	0	0	0	0

(1) See Notes D [8] and K of Notes to Consolidated Financial Statements.

(2) Represents stock option grants for the year ended December 31, 2006; such grants vest ratably on the first day of each month of January to April, 2007.

(3) Represents stock option grants for the year ended December 31, 2005; Mr. Scarlata’s grant vests 101,377 shares on January 1, 2007 and 16,894 shares on January 1, 2008.

(4) The 2005 stock option awards for Messrs. Estevez and Stark were fully vested at December 31, 2006.

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2006:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Edwin J. McGuinn, Jr.	$10,000	0	$190	0	0	0	$10,190

Non-employee Directors of the Company are paid $10,000 per year in director fees, payable quarterly. No fees are paid for meeting attendance or for committee service. Non-employee Directors also receive non-qualified stock options as follows:

Initial Grant. Upon initial election to the Board, a Non-employee Director shall receive a grant of Stock Option grant to purchase 39,000 shares of Stock with an exercise price equal to the fair market value as of the date of grant. The Option shall vest as to 13,000 shares on the one year anniversary of the date of grant, 13,000 shares on the second anniversary of the date of grant, and 13,000 shares on the third anniversary of the date of grant, as long as the Board member is still a member of the Board as of such date. The Option shall have a term of ten years.

Annual Grant. Every Non-employee Director shall be entitled to an annual grant of a Stock Option to purchase 3,000 Shares on the last trading day in March following the each anniversary of the member joining the Board. The Options shall be fully vested on the date of grant, with a term of ten years. The exercise price shall be the fair market value as of the date of the grant.

During the year ended December 31, 2006, Mr. McGuinn was awarded an option to purchase 3,000 shares exercisable at $0.065 per share. The Option was fully vested upon the date of grant. During the year ended December 31, 2005, Mr. McGuinn was awarded an Option to purchase 39,000 shares exercisable at $1.26 per share. The Option vested as to 13,000 shares on each of March 8, 2006 and March 8, 2007, and shall vest with respect to the remaining 13,000 shares on March 8, 2008, as long as Mr. McGuinn remains a Board member at such time.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of March 20, 2007, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 20, 2007, the Company had 4,191,266 shares of Common Stock outstanding.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Shares Beneficially Owned	Percentage of Total Voting Power	Position
Colorado Stark	6,056,872	(2)	34.3%	34.3%	Executive Chairman & Director
Alvin Estevez	5,995,129	(2)	33.9%	33.9%	President & CEO and Director
Dutchess Private Equities Fund, LP, Dutchess Private Equities Fund, II, LP	1,397,088		7.9%	7.9%
Edwin J. McGuinn, Jr.	0		0	0	Director
Richard M. Scarlata	0		0	0	CFO & Treasurer
Guy Bitetto	398,609		2.26%	2.26%	Secretary
Michael Zelvin 7 Lee Lane Rye Brook, NY 10573	403,858		2.3%	2.3%
Directors and Executive Officers as a Group (4 persons)	12,052,001		68.2%	68.2%

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(2)
Includes all shares of Common Stock underlying Messrs. Stark and Estevez’ Preferred Stock that they may obtain within 60 days, assuming the conversion of the 1,397,088 shares underlying the Dutchess Debentures.

The following table sets forth certain information with respect to the beneficial ownership of the Preferred Stock of the Company as of March 20, 2007, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company’s Preferred Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 20, 2007, the Company had 7,433,988 shares of Preferred Stock outstanding.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Percentage of Total Voting Power	Position
Colorado Stark	3,736,036	50.3%	50.3%	Executive Chairman & Director
Alvin Estevez	3,697,952	49.7%	49.7%	President & CEO and Director
Edwin J. McGuinn, Jr.	0	0	0	Director
Richard M. Scarlata	0	0	0	CFO & Treasurer
Directors and Executive Officers as a Group (4 persons)	7,433,988	100%	100%

Securities Authorized for Issuance Under Equity Compensation Plans

On March 8, 2005, the Company adopted a Stock Option and Grant Plan (the “Plan”), a copy of which was filed as an exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004. The Plan has been approved by the Company’s stockholders.

The following table sets forth certain information with respect to the Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,984,001	$0.23	15,999
Equity compensation plans not approved by security holders	none	none	none
Total	2,984,001	$0.23	15,999

Item 12. Certain Relationships and Related Transactions, and Director Independence

Colorado Stark and Alvin Estevez had combined control of approximately 74.2% of our outstanding Common Stock, representing approximately 74.2% of the voting power of our outstanding capital stock. However, as a result of the Dutchess financing they exchanged their shares of Common Stock for shares of newly issued Preferred Stock. The board of directors of the Company concluded that it was in the best interests of the Company to provide the Messrs. Stark and Estevez shares of the Company’s Preferred Stock in exchange for their shares of Common Stock. Messrs. Stark and Estevez founded the Company and have been instrumental in the operations and performance of the Company since inception. Messrs. Stark and Estevez would not have remained with the Company unless they were afforded the anti-dilution protection as a result of the Dutchess financing. Dutchess was the only source of financing for the Company, and the Company could not have survived without the Dutchess financing as well as the management services of Messrs. Stark and Estevez. The board of directors gave the Preferred Holders the anti-dilution protection they sought with respect to the new class of Preferred Stock. No other shareholder was in the same position as Messrs. Stark and Estevez, and the board of directors believed that no other shareholder would want to relinquish the liquidity associated with the Company’s Common Stock in order to receive the anti-dilution protection of the Preferred Stock. There was no change in the ownership nor the rights of the non-affiliated shareholders of the Company based on the decision to issue shares of the Company’s Preferred Stock to Messrs. Stark and Estevez.

Since the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis, Colorado Stark and Alvin Estevez retain significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future. This concentrated control limits the ability of stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Common Stock could be adversely affected.

Messrs. Stark and Estevez co-founded the Company in 1999. In addition to investing their own capital in Enigma, additional equity capital was raised from family members, friends and associates. At the time that Enigma became a public company, upon its reverse takeover of Maxi in February 2005, and until June 2006, Messrs. Stark and Estevez owned 6,056,872 and 5,995,129 shares of the Company’s Common Stock, respectively. Such amounts represented 37.3% and 36.9%, respectively, of the total common shares outstanding. In connection with the Dutchess financing in June 2006, Messrs Stark and Estevez each exchanged their shares of the Company’s Common Stock for 3,736,036 and 3,697,952 shares, respectively, of the Company’s newly issued Preferred Stock at an exchange rate was .61683 shares of Preferred Stock for each share of Common Stock. The purpose of this exchange was to provide anti-dilution protection to Messrs. Stark and Estevez in light of the potential dilutive effect upon conversion of the Debentures and exercise of the Warrants. The Preferred Stock has the potential to be extremely dilutive to holders of the Common Stock. The number of shares issuable upon conversion of the Preferred Stock works in conjunction with the number of shares issuable upon conversion of the Debentures. The maximum amount of dilution to be experienced by Messrs. Stark and Estevez from their original holdings of Common Stock, as a result of conversion of the Debentures and issuance of stock from the exercise of Warrants, is 15%.

Consequently the conversion rate of Dutchess’ Debenture is a fluctuating 25% discount from the market price around the time of conversion, with a maximum conversion rate of $.07 per share. Furthermore, the conversion rate of the Preferred Stock fluctuates with the conversion rate of the Dutchess Debentures and Warrants, as set forth in Article 3.2(d) (vi) of the Certificate of Designation of the Series A Convertible Preferred Stock, and is thus a discount of 25% from current market price. Dutchess’ overall ownership at any one moment is limited to 9.9% of the outstanding shares of Common Stock in accordance with the financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Debentures or exercise additional warrants into shares of Common Stock.

In connection with the reverse takeover of Maxi, in February 2005, shareholders acquired 2.827 common shares of Maxi in exchange for each share of “Old” Enigma (as defined below) securities, which in turn became an equal number of common shares of “New” Enigma, the Registrant, upon the renaming of the Company from Maxi to Enigma and its statutory re-incorporation in Delaware.

Colorado Stark exchanged 2,142,500 shares of “Old” Enigma for 6,056,872 shares of Maxi. Alvin Estevez exchanged 2,120,668 shares of “Old” Enigma for 5,995,129 shares of Maxi. Esther Stark, sister of Colorado Stark, exchanged 2,858 shares of “Old” Enigma for 8,080 shares of Maxi. Gary Stark, father of Colorado Stark, exchanged 14,286 shares of “Old” Enigma for 40,387 shares of Maxi. Jordan Stark, brother of Colorado Stark, exchanged 2,143 shares of “Old” Enigma for 6,058 shares of Maxi. Marjorie Stark, mother of Colorado Stark, exchanged 1,429shares of “Old” Enigma for 4,040 shares of Maxi. Daniel Radovanovic, brother-in-law of Alvin Estevez, exchanged 20,000 shares of “Old” Enigma for 56,540 shares of Maxi.

In anticipation of the reverse takeover, in December 2004, Mathew Evans, one of the shareholders of Maxi, who was also at that time a Director, President, CEO, CFO and Secretary of Maxi, returned to Maxi (and Maxi cancelled) 750,000 shares of its Common Stock owned by him for no consideration. Such cancellation was reflected in a Schedule 13D filed by Mr. Evans with the SEC on December 9, 2004.

During 2004, Adorons (“Old” Enigma) loaned $120,000 to its Alvin Estevez, who is President and CEO and also one of the Company’s founders as well as a stockholder. This loan, including interest at market rates, was repaid in February 2005 prior to the completion of the reverse takeover, by the redemption and cancellation of 21,840 shares of Adorons’ Common Stock owned by this individual.

In November 2004 the Company entered into a financial advisory agreement with Jesup & Lamont Securities Corporation, whose chairman, Stephen DeGroat, owned approximately 0.05% of the Company’s Common Stock. The agreement provided for a $500,000 advisory fee payable in cash upon the Company’s execution of a Share Exchange Agreement with a public company, which amount was paid in December 2004 to that entity.

During 2004, in connection with the preparation of financial statements for the 2002 and 2003 fiscal years, Nobska Associates, LLC, a company of which Richard M. Scarlata, the Company’s CFO and Treasurer is a principal, was paid a fee of $23,850 and was reimbursed for out-of-pocket expenses totaling $293 for services rendered.

Edwin J. McGuinn, Jr. is an independent director of the Company, and as such, he satisfies the definition of independence in accordance with SEC rules and NASDAQ listing standards. Colorado Stark and Alvin Estevez are not independent directors of the Company.

Item 13. Exhibits.

Listed in the Exhibit Index on page 36 hereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2006 was $66,817.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal year ended December 31, 2006 was $-0-.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2006 was $2,500.

All Other Fees

The aggregate fees billed for products and services provided the Company’s predecessor accounting firm for the fiscal year ended December 31, 2006 was $17,000.

Audit Committee

After his joining the Board of Directors in March 2005, Mr. McGuinn was designated as the sole member of the audit committee and the independent audit committee financial expert. It is the policy of the Company for all work performed by its independent registered public accounting firm to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by the Board of Directors during 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENIGMA SOFTWARE GROUP, INC.

Date: March 23, 2007	By	/s/ Alvin Estevez
Alvin Estevez President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alvin Estevez	President and Chief Executive Officer	March 23, 2007
Alvin Estevez	(Principal Executive Officer)

/s/ Colorado Stark	Executive Chairman	March 23, 2007
Colorado Stark

/s/ Richard M. Scarlata	Chief Financial Officer and Treasurer	March 23, 2007
Richard M. Scarlata	(Principal Financial Officer)

/s/ Edwin J. McGuinn, Jr.	Director	March 23, 2007
Edwin J. McGuinn, Jr.

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

2
Share Exchange Agreement, effective as of February 16, 2005, by and among the Company, Enigma and the Stockholders (incorporated by reference to Exhibit 2 in the Company’s Form 8-K filed February 18, 2005 (the “February 18 Form 8-K”)).

2.1	Agreement and Plan of Merger, dated March 9, 2005 (incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed March 8, 2005).

3(i)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) in the Company’s Form 10-KSB, filed April 10, 2006).

3(ii)	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) in the Company’s Form 10-KSB, filed April 10, 2006).

10.1	Lease Agreement, dated as of April 2004, by and between Enigma and RFR/SF 17 State Street LP (incorporated by reference to Exhibit 10.1 of the February 18 Form 8-K).

10.2	Employment Agreement, dated as of November 15, 2004, by and between Enigma and Colorado Stark (incorporated by reference to Exhibit 10.2 of the February 18 Form 8-K).

10.3	Employment Agreement, dated as of November 15, 2004, by and between Enigma and Alvin Estevez (incorporated by reference to Exhibit 10.3 of the February 18 Form 8-K).

10.4	Employment Agreement, dated as of December 30, 2004, by and between Enigma and Richard M. Scarlata (incorporated by reference to Exhibit 10.4 of the February 18 Form 8-K).

10.5	Audit Committee Charter, dated March 8, 2005 (incorporated by reference to Exhibit 10.5 in the Company’s Form 10-KSB filed March 29, 2005 (the “2004 Form 10-KSB”)).

10.6	Compensation Committee Charter, dated March 8, 2005 (incorporated by reference to Exhibit 10.6 of the 2004 Form 10-KSB).

10.7	Stock Option and Grant Plan, dated March 8, 2005 (incorporated by reference to Exhibit 10.7 of the 2004 Form 10-KSB).

14	Code of Ethics, dated March 8, 2005 (incorporated by reference to Exhibit 14 of the 2004 Form 10-KSB).

16	Letter on change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed January 30, 2006).

21	Subsidiaries (incorporated by reference to Exhibit 21 of the 2004 Form 10-KSB).

31.1*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Enigma Software Group, Inc.

Annual Report to Shareholders

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Enigma Software Group, Inc.
2 Stamford Landing, Suite 100
Stamford, CT 06902

We have audited the accompanying consolidated balance sheet of Enigma Software Group, Inc., (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in capital deficit, temporary equity and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enigma Software Group, Inc., as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2006, to fund its operations. Also at December 31, 2006, the Company had negative net working capital of $1,983,367. The Company’s net working capital position has continued to deteriorate into the first quarter of 2007. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

March 15, 2007

Enigma Software Group, Inc. Consolidated Balance Sheet December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$471,254
Accounts receivable	252,387
Other current assets	1,271
Total current assets	724,912

Property and equipment, net	14,379
Deferred financing costs, net	85,500
Other assets	11,088

Total Assets	$835,879

LIABILITIES, TEMPORARY EQUITY AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$101,306
Current portion of secured convertible debenture, due 2011, net	41,667
Debenture redemption premium payable	104,166
Accrued debenture interest	10,000
Accrued liability for liquidated damages	96,295
Derivative liability	1,017,834
Warrant liability	742,260
Dividend payable in connection with Preferred Stock beneficial conversion	67,546
Deferred revenue	527,205
Total current liabilities	2,708,279

Secured convertible debentures, due 2011, net, less current portion	58,333
Commitments and contingencies
Total Liabilities	2,766,612

TEMPORARY EQUITY
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized; 7,433,988 issued and outstanding	5,404

CAPITAL DEFICIT
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized; 7,433,988 issued and outstanding	2,030
Common stock, par value $0.001, 100,000,000 shares authorized;
4,191,266 issued and outstanding	4,191
Additional paid-in capital	153,479
Accumulated Deficit	(2,095,837)
Total capital deficit	(1,936,137)

Total Liabilities, Temporary Equity and Capital Deficit	$835,879

See notes to consolidated financial statements.

Enigma Software Group, Inc. Consolidated Statements of Operations

	Year ended December 31,
	2006		2005
Revenues:
Sales of software products and subscriptions		$1,207,824	$21,915,358
Commission income and advertising revenues		119,657	107,367
Total revenues		1,327,481	22,022,725

Expenses:
Marketing and selling		214,725	308,015
General and administrative		1,868,441	2,425,265
Write-down of impaired assets		-	387,055
Depreciation and amortization		14,577	161,045

Total costs and expenses		2,097,743	3,281,380

Operating (loss) income		(770,262)	18,741,345
Interest income		18,180	13,448
Debenture interest expense		(61,000)
Debenture redemption premium		(104,166)
Discount expense on convertible debentures		(100,000)
Fair value adjustments for derivatives and warrants		(760,095)
Provision for liquidated damages		(96,295)
Accretion adjustment for beneficial conversion feature
of Preferred Stock		(92,925)

(Loss) income before income tax provision		(1,966,563)	18,754,793
Income tax provision		-	8,581,697

Net (loss) income	$	(1,966,563)	$10,173,096

Basic net (loss)/income per common share		$(0.20)	$0.63
Diluted net (loss)/income per common share		$(0.20)	$0.63

Weighted average shares outstanding:
Basic		10,068,680	16,129,178
Diluted		10,068,680	16,129,178

See notes to consolidated financial statements.

Enigma Software Group, Inc. Consolidated Statement of Changes in Capital Deficit For the two years ended December 31, 2006

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Par value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Capital Deficit
Balance - December 31, 2004			14,838,198	$14,838	$74,048	$(10,302,370)	(188,197)	$(4,660)	$(10,218,144)

Shares redeemed in connection with repayment of loan by shareholder							(61,743)	(123,485)	(123,485)

Shares deemed issued in connection with Maxi Group, Inc. merger			1,655,009	1,655	(1,655)

Shares of Treasury Stock cancelled			(249,940)	(250)	(127,895)		249,940	128,145

Net income for the year						10,173,096			10,173,096

Balance - December 31, 2005			16,243,267	$16,243	$(55,502)	$(129,274)	-	$-	$(168,533)

Exchange and cancellation of common shares for newly issued preferred shares	7,433,988	$7,434	(12,052,001)	(12,052)	4,618

Stock based compensation expense					178,985				178,985

To provide for temporary equity		(5,404)			25,378				19,974

Net loss for the year						(1,966,563)			(1,966,563)

Balance - December 31, 2006	7,433,988	$2,030	4,191,266	$4,191	$153,479	$(2,095,837)			$(1,936,137)

See notes to consolidated financial statements.

Enigma Software Group, Inc. Consolidated Statement of Temporary Equity For the two years ended December 31, 2006

Balance - December 31, 2004	$-

Balance - December 31, 2005	$-

Issuance of Preferred Stock	$5,404

Balance - December 31, 2006	$5,404

See notes to consolidated financial statements.

Enigma Software Group, Inc. Consolidated Statements of Cash Flows For the years ended December 31,

	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,966,563)	$10,173,096
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Fair value adjustments for derivatives and warrants	760,095
Discount expense on convertible debentures	100,000
Provision for liquidated damages	96,295
Accretion adjustment for beneficial conversion feature of Preferred Stock	92,925
Debenture redemption premium payable	104,166
Stock-based compensation expense	178,985
Depreciation and amortization	14,577	161,045
Deferred tax asset		8,495,000
Write-down of impaired assets, net of cash proceeds		387,055
Interest income on loan repaid by officer		(819)
Changes in:
Restricted cash		1,004,640
Accounts receivable	(201,092)	(38,355)
Prepaid expenses and other current assets	6,501	146,941
Other assets	(11,088)
Prepaid income taxes		256,711
Accounts payable and accrued expenses	(35,692)	(213,749)
Accrued debenture interest	10,000
Income taxes payable		86,166
Deferred revenue	(42,407)	(20,594,957)
Net cash used in operating activities	(893,298)	(137,226)

Cash flows from investing activities:
Purchase of property and equipment	(12,456)	(9,285)
Proceeds from disposition of excess property and equipment		2,785
Net cash used in investing activities	(12,456)	(6,500)

Cash flows from financing activities:
Issuance of convertible debentures	1,000,000
Less: Deferred financing costs in connection with issuance of convertible debentures	(95,000)
Net cash provided by financing activities	905,000

Net decrease in cash and cash equivalents	(754)	(143,726)
Cash and cash equivalents - beginning of year	472,008	615,734
Cash and cash equivalents - end of year	$471,254	$472,008
Non-cash transaction:
Common shares redeemed in connection with repayment of loan and interest by shareholder	$-	$123,485
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$51,000	$-
Taxes	$-	$2,191

See notes to consolidated financial statements.

Enigma Software Group, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006 and 2005

NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

Enigma Software Group, Inc. (“Enigma” or the “Company”), is a Delaware corporation, headquartered in Connecticut, that was formed in 2005 and is the surviving corporation of a reverse takeover with Maxi Group, Inc. (“Maxi”). Enigma commenced operations in 1999 and is a developer of security software products designed to give customers control over the programs installed on their computers in an automated and easy-to-use way, thereby enhancing transparency and user-control. In February of 2005, Enigma, upon completion of a reverse takeover transaction with Maxi, began trading on the Over the Counter Bulletin Board (the “OTCBB”). Enigma currently trades on the OTCBB under the symbol “ENGM.” The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, which are not material to the consolidated results. The only intercompany transactions are investments in and advances to, subsidiaries, which have been eliminated in consolidation. One wholly-owned subsidiary is a foreign corporation formed under the laws of the Republic of Lithuania. This subsidiary, which is basically a cost center and has no revenues, commenced operations in the fourth quarter of 2006 and its financial statements, which are prepared in the local currency, have been converted to U.S. dollars using the appropriate exchange rates. A foreign currency translation loss, which is not material to the consolidated results, is included in General and Administrative expenses for the year ended December 31, 2006.

Enigma’s products utilize proprietary technology and target the consumer market. The Enigma consumer software product line is currently distributed exclusively over the Internet by download, and is focused on delivering Internet privacy and security to individual users, home offices, and small businesses. Enigma’s integrated products work to protect customers’ computers from Spyware, unwanted advertising, tracking, and malicious hacker attacks. The Company’s SpyHunter® product (“SpyHunter”) is a utility that is used to scan and remove Spyware and Adware from customers’ computers. Enigma has derived most of its revenue to date from SpyHunter license fees, including subscriptions for updates and customer service. Users are able to download trial versions of Enigma’s products from its various websites and then can decide whether to purchase fully licensed versions over the Internet via credit card. Users who purchase the fully licensed version pay a fee of $29.99, download the product to their computers and are then entitled to receive support and regular updates for 6 months from the date of purchase.

The Company did not generate sufficient cash flows from revenues to fund its operations during the years ended December 31, 2006 and 2005. In June 2006, Enigma entered into a One million Dollar ($1,000,000) convertible debenture agreement with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively “Dutchess”) (see Notes B and H). Prior to the funding from Dutchess, in 2005, in order to slow the outflow of cash until new sources of revenue could be generated or financing obtained, the Company reduced its work force by more than 60%; and in early 2006, the Company downsized and relocated its offices from New York City to Stamford Connecticut, at a significantly reduced rental rate. In addition, in 2006, all of Enigma’s remaining employees deferred their salaries until the Dutchess transaction was funded.

Going Concern - The Company continues to lose money and may not stay in operations:

At December 31, 2006, the Company had a net working capital deficit of approximately $2.0 million. After adding back a derivative liability, a warrant liability, a dividend payable in connection with a preferred stock beneficial conversion feature, and deferred revenue, all of which totaled approximately $2.4 million, the Company had net working capital of approximately $370,000 available to fund ongoing operations and required debt service payments. The Company was required to make amortizing principal payments and redemption premium payments to Dutchess on January 2, February 1 and March 1, 2007, which totaled approximately $246,000 and will be required to make further such payments on April 2, 2007 and probably on May 1, 2007. The payment made on March 1, 2007 created an Event of Default under the Financing, documents. (See Notes B and Q). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2005, the Company had negative net working capital of $175,533, including deferred revenue of $569,612, which after being added back, provided the Company with net working capital of $394,079.

NOTE B - FINANCING TRANSACTION

On June 28, 2006, the Company, entered into a Subscription Agreement (the “Subscription Agreement”) with Dutchess and immediately closed the transaction pursuant to which the Company issued secured debentures, convertible into shares of common stock of the Company (the “Common Stock”), in the principal amount of One million Dollars ($1,000,000) (the “Debentures”) (See Note H). Dutchess funded Five Hundred Thousand Dollars ($500,000) to the Company upon the initial closing and funded an additional Five Hundred Thousand Dollars ($500,000) to the Company on July 25, 2006 (the “Financing”), simultaneous with the Company’s filing of a registration statement (the “Registration Statement”) with the SEC, covering the shares of Common Stock underlying the Debentures.

The filing of the Registration Statement was in accordance with a Debenture Registration Rights Agreement, which was also entered into by the Company and Dutchess on June 28, 2006 and under which the Company is obligated to register 58,000,000 shares of Common Stock underlying the exercise of the warrants (the “Warrants”) and the shares underlying the conversion of the Debentures. Also, in connection with the Financing, on June 28, 2006, the Company and Dutchess entered into a Debenture Agreement, a Security Agreement and a Warrant Agreement.

Pursuant to the Security Agreement, the Company granted Dutchess a first priority security interest in certain property of the Company in order to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debentures and exercise and discharge in full of all of the Company’s obligations under the Warrants.

The Registration Rights Agreement between the Company and Dutchess provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file the Registration Statement within 35 calendar days after the Closing (a milestone which was met by the Company) liquidated damages amounting to approximately $20,000 per month would have been payable to Dutchess and the Conversion Price of the Debentures would have decreased by 10%. In addition, liquidated damages amounting to approximately $20,000 per month are payable by the Company, in the event that the Registration Statement is not declared effective within 90 calendar days after the Closing. Such liquidated damages are payable for each 30 calendar day period after the 90 day milestone on a pro-rata, compounded daily basis until the Registration Statement becomes effective. Furthermore, liquidated damages amounting to approximately $20,000 per month are payable by the Company, in the event that it fails to respond to any Securities and Exchange Commission (“SEC”) comments or correspondence within seven business days of receipt of such by the Company and within nine business days in the case of SEC staff accounting comments. As of December 31, 2006, liquidated damages totaling approximately $96,000 have been accrued by the Company in connection with these two provisions, as the Registration Statement was not then and still has not yet been declared effective and the Company has required more than nine business days to respond, in each case, to the SEC staff’s first, second and third round of comments on the Registration Statement. Once the Registration Statement has become effective, if Dutchess’ right to sell is suspended for any reason for a period of 5 business days, then the Company must pay liquidated damages in the amount of 2% of the face amount of the then outstanding Debentures for each 10 day calendar period that the suspension is in effect.

The Debenture Agreement provides that if the Registration Statement is not declared effective on or before January 1, 2007, then the Company shall make amortizing cash payments to Dutchess on the first business day of each month, while there is an outstanding balance on the Debentures, until the Registration Statement is declared effective, or the Debentures have been repaid in full. Such payments are in the amount of $104,166.67 and are allocated to principal at the rate of 1/12 of the face amount of the Debentures, ($83,333.33) and to a debenture redemption premium ($20,833.34), (see Note Q). Accordingly, in accordance with Financial Accounting Standards Board (“FASB”) Staff Position regarding Emerging Issues Task Force (“EITF”) No. 00-19-2 “Accounting for Registration Payment Arrangement” (“EITF 00-19-2”),the Company has estimated that the Registration should become effective sometime in May of 2007 and has reported as a current liability five months worth of amortizing principal payments of $416,667, net of debt discount of $375,000 for a net current liability of $41,667 and five debenture redemption premium payments totaling $104,166 due with those amortizing principal payments.

In connection with the Financing, the Company’s two founders and principal stockholders, Colorado Stark and Alvin Estevez, each exchanged their shares of Common Stock (collectively 12,052,001 shares of Common Stock) for an aggregate 7,433,988 shares of newly issued Series A Convertible Preferred Stock (the “Preferred Stock”) convertible initially at the rate of $0.07, (the “Initial Conversion Price”.) While the Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. The number of shares issuable upon conversion of the Preferred Stock, issued as an anti-dilutive device to Colorado Stark and Alvin Estevez, work in tandem with the number of shares issuable upon conversion of the Debentures. Prior to the financing between the Company and Dutchess, Messrs. Stark and Estevez, owned 74.2% of the Company’s Common Stock. Assuming the full conversion of the 58,000,000 shares underlying the exercise of the warrants (the “Warrants”) and the shares underlying the conversion of the Debentures that the Company is obligated to register, the maximum amount of dilution to be experienced by Messrs. Stark and Estevez is 15%. Such number was derived assuming Dutchess’ full conversion of the 58,000,000 shares, as well as Messrs. Stark and Estevez’ conversion of their shares of Preferred Stock into shares of the Company’s Common Stock at the Initial Conversion Price. Assuming such conversion, Dutchess would own 58,000,000 shares of the Company’s Common Stock, Messrs. Stark and Estevez would own 106,199,827 shares of the Company’s Common Stock, and the number of shares outstanding immediately prior to the time of such conversion would remain at 4,191,266. In this instance, Messrs. Stark and Estevez would own 63.1% of the Company’s Common Stock, a 15% decrease from the 74.2% of Common Stock they owned prior to entering into the financing with Dutchess.

The conversion rate of Dutchess’ Debentures is a fluctuating 25% discount from the market price around the time of conversion, with a maximum conversion rate of $0.07 per share. Furthermore, the conversion rate of the Preferred Stock fluctuates with the conversion rate of the Dutchess Debentures and the Warrants’ exercise price, as set forth in Article 3.2(d) (vi) of the Certificate of Designation of the Series A Convertible Preferred Stock, and is thus a discount of 25% from current market price. Dutchess’ overall ownership at any one moment is limited to 9.9% of the outstanding shares of Common Stock in accordance with the Financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Debentures or exercise additional Warrants into shares of Common Stock. The shares of Common Stock that will be issued, if the shares of Preferred Stock are converted, will be very dilutive to the Company’s common stockholders (see Note J).

NOTE C - REVERSE TAKEOVER

Maxi, a non-operating public company, was incorporated on June 17, 1986 in the State of Nevada. On December 29, 2004, Maxi entered into a Share Exchange Agreement (the "Acquisition Agreement") with Adorons.com, Inc. (formerly known as Enigma Software Group, Inc.) a closely-held, Delaware corporation which commenced operations in 1999 (“Adorons”). Adorons was a developer of an Internet-based search network and downloadable security software products designed to give customers instant access to information on the web and control over the programs installed on their computers in an automated and easy-to-use way, thereby enhancing transparency and user-control.

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

NOTE D - SIGNIFICANT ACCOUNTING POLICIES

[1]	Fair value of financial instruments:

At December 31, 2006 and 2005, the Company’s financial instruments included cash, accounts receivable and accounts payable. The carrying values of these instruments approximate their fair value because of their short-term nature.

At December 31, 2006, financial instruments also included the Debentures. Because the Debentures contain a conversion feature that is deemed to be an embedded derivative requiring bifurcation from the debt host instrument, they are precluded from being accounted for as conventional convertible debt. Specifically, the Company has concluded that since, among other things, the Debenture contract does not contain economic characteristics and risks that are contained in its embedded derivative (i.e., the Company’s Common Stock) and the host instrument does not meet the definition of conventional convertible debt required by Emerging Issues Task Force Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”), as it contains provisions that could result in the conversion ratio not being fixed, the Debentures should be accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”). Accordingly, the fair value of the derivative liability as of the December 31, 2006, has been estimated using a Black-Scholes-Merton model with the following assumptions: Debenture conversion price of $0.035 equal to 75% of the closing market price of the Company’s Common Stock as of the last trading day on which the Company’s Common Stock traded prior to December 31, 2006; a five year life in the case of the non-current portion of the Debentures and an average 2 month life in the case of the current portion of the Debentures (see Note B); estimated the amount of dividends the Company would pay to be zero; an expected volatility of 221.13%, based on the average of the historical volatility for the Company’s Common Stock during its 22 months of trading activity; and a risk-free interest rate of 4.65%, based on the U.S. Treasury constant maturity rate for the period equal to the expected life of the derivative instrument.

[2]	Revenue recognition:

With respect to license fees generated from the sales of software products and subscriptions services for downloadable security software products, the Company recognizes revenues in accordance with Statement of Position (“SOP”) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance for recognizing revenues related to sales by software vendors. The Company sells its SpyHunter software with the subscription service for spyware definition updates and product support over the Internet. Customers place their orders and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company licenses the customer to download SpyHunter over the Internet. For the sales price, the Company provides a subscription for post-contract customer support ("PCS") for a period of six months, which consists primarily of e-mail support and free updates of its SpyHunter software, as and when such updates are available. In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements, based on vendor-specific objective evidence ("VSOE") of fair value.

In connection with the issuance of SpyHunter 2.0, which was released in late January 2005, the Company announced to all of its then existing customers that as of March 10, 2005, the Company would no longer support and/or provide updates to its SpyHunter software issued prior to the introduction of SpyHunter 2.0 (“SpyHunter 1 series”), and the Company ceased to offer the SpyHunter 1 series, for which PCS had been provided for an indefinite period. As an incentive to purchase the then recently released SpyHunter 2.0, the Company offered this software to its existing customers free of charge for a period of 90 days. Since VSOE did not exist for the allocation of revenue to the various elements of the SpyHunter 1 series arrangement, as the Company had not limited the amount of time it would support the product, the Company had deferred all revenue from such arrangements. However, with the discontinuance of the SpyHunter 1 series, the Company began to recognize its deferred revenue related to the SpyHunter 1 series, beginning in March 2005, ratably over a period of 90 days. Accordingly, during the year ended December 31, 2005, the Company recognized as revenue, all sales from its SpyHunter 1 series software, while no additional cash was received during that year in connection with these subscription and product sales. Substantially all (97%) of the revenue from sales of software subscriptions and products reported during the year ended December 31, 2005 is from SpyHunter 1 series sales, which occurred during 2003, 2004 and January 2005.

SpyHunter 2.0 provided for twelve months of post-contract customer support and updates, if any. Accordingly, the Company recognized revenue from sales of subscriptions of SpyHunter 2.0 ratably over the 12-month period subsequent to each sale of SpyHunter 2.0. During May 2006, the Company introduced SpyHunter 2.7, and in the fourth quarter of 2006, introduced SpyHunter 2.8. In the case of both, the Company provides post-contract customer support and updates, if any, for a period of six months. The Company considers all revenue from the sales of SpyHunter 2.0, 2.7 and 2.8 to be attributable to the service elements.

With respect to commission income, the Company recognizes such revenue at the time of delivery of the product or the service for which the commission is earned; and with respect to on-line advertising, at the time the advertising revenue is generated as determined by the consumer’s click-through to the advertiser’s website.

The Company’s license agreement for its SpyHunter software does not provide the Company’s customers with any right of return. However, the Company may decide to accept customer returns on a case-by-case basis. For the years ended December 31, 2006 and 2005, customer returns and chargebacks were minimal.

[3]	Property, plant and equipment:

Furniture, equipment and computer hardware are depreciated using the straight-line method over their estimated useful lives of up to five years. Purchased computer software products are amortized using the straight-line method over their estimated useful lives of three years. Leasehold improvements are amortized by the straight-line method over the shorter of the remaining term of the lease or the economic useful life of the asset. The Company evaluates its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In the evaluation, the Company compares the values of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than the carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. At December 31, 2005, the Company incurred an impairment charge of $387,055, representing the difference between what the Company had received and expected to receive, $3,785, from the disposal of its excess furniture and fixtures, as well as the abandonment of its leasehold improvements (see Note N), and their respective carrying values at that date; and the security deposit of $83,147, on its office lease.

[4]	Software development costs:

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Computer Software to Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. There have been very limited software development costs incurred between the time the SpyHunter software and its related enhancements have reached technological feasibility and its general release to customers. As a result, all software development costs have been charged to general and administrative expense.

[5]	Advertising expenses:

Advertising expenses, consisting primarily of space purchased from various Internet-based marketers as well as search engines, are expensed as incurred. For the years ended December 31, 2006 and 2005, advertising expense amounted to $87,193 and $88,611, respectively, and is included in marketing and selling expenses in the Company’s Consolidated Statement of Operations for those respective years.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the period. Estimates are used in accounting for cost of post-contract customer support, sales returns and allowances, lives of depreciable and amortizable assets, employee benefits, valuation of derivatives, provision for income taxes, realization of deferred tax assets and stock-based compensation expenses. Actual results could differ from those estimates.

[8]	Stock-based compensation expense:

The Company recognizes compensation costs associated with stock options over each employee’s service period, which in all cases is the vesting period for such stock option grants. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123R permits using a modified version of prospective application under which compensation costs are recorded for unvested shares outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123R are restated. SFAS 123R became effective, for the Company, as of January 1, 2006, with early adoption permitted. Enigma adopted prospective application in 2006, and accordingly compensation costs associated with stock options that were unvested at December 31, 2005 and which vested in the first quarter of 2006 were expensed in the first quarter of 2006. This resulted in a charge to earnings of $108,263 in that quarter. Accordingly, the financial statements for the Company’s prior interim periods and fiscal years will not reflect any restated amounts. In addition, for compensation costs incurred in the second, third and fourth quarters of 2006 in connection with stock options granted and vested during 2006, the Company recorded charges to earnings of $40,308 in the second quarter and $15,207 in each of the third and fourth quarters, resulting in a total charge of $178,985 for the year ended December 31, 2006. All stock-based compensation expense is included in General and Administrative expense on the Company’s Consolidated Statement of Operations. Since the portion of this expense related to Incentive Stock Options (“ISOs”) is not deductible for tax purposes, its recording gave rise to a deferred tax asset of approximately $61,000. However, since the Company has reported a loss before income tax provision for the year ended December 31, 2006, and has utilized all if its Net Operating Loss carryforwards, such benefit would not be realizable, and as a result, has been entirely offset by a valuation reserve.

[9]	Earnings per share:

Basic earnings (loss) per share are computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the year ended December 31, 2006 diluted earnings per share would include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method, as well as the potential conversion of shares of Preferred Stock into Common Stock, the potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon potential exercise of Warrants. Since such treatment for the year ended December 31, 2006 would be anti-dilutive, diluted earnings per share are equivalent to basic earnings per share. For the year ended December 31, 2005, diluted earnings per share would include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. Options to purchase common stock were outstanding during the year ended December 31, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

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

NOTE E - RESTRICTED CASH

Under a credit card processing agreement with a financial institution, which was terminated as of December 31, 2004, the Company had been required to maintain a security reserve deposit as collateral. The amount of the deposit was at the discretion of the financial institution and as of January 1, 2005 it was $1,004,640. During the year ended December 31, 2005, these funds were released to the Company and were reflected in net cash provided by operating activities for the year ended December 31, 2005, with the result that net cash used in operating activities for the year ended December 31, 2005 was $137,226. Without the benefit of these funds, the Company, in all likelihood, would have exhausted its cash resources prior to December 31, 2005.

NOTE F - CONCENTRATIONS OF CREDIT RISK

CASH AND CASH EQUIVALENTS

The Company has placed its cash and cash equivalents with highly capitalized financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2006 and 2005, such cash balances were in excess of FDIC limits.

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

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at December 31:

	2006	2005	Estimated Useful Lives

Computer hardware	$23,163	$14,000	3 - 5 years
Furniture and fixtures	3,293	0	5 years

Gross property and equipment	26,456	14,000
Less accumulated depreciation	12,077	7,000

Net property and equipment	$14,379	$7,000

During the year ended December 31, 2006 the Company recorded depreciation expense of $5,077 and during the year ended December 31, 2005, the Company recorded depreciation and amortization expense of $161,045. As discussed in Note D-3, the Company recognized an impairment charge of $387,055 during the year ended December 31, 2005. As the Company terminated 61% of its employees during the year ended December 31, 2005 and outsourced their functions to independent contractors, as well as the remaining employees, the computer and communications equipment, software and furniture and fixtures used by those former employees became excess. At December 31, 2005, the Company had sold some of that property and equipment to its employees and former employees, and had entered into an agreement with a third party to sell a portion of the remainder. Since this property and equipment was principally computer and telecommunications equipment, its fair value was deemed to be de minimis and the undepreciated balance was written off, net of a token amount of actual and anticipated proceeds.

Until March 1, 2006, the Company had leased space at 17 State Street, New York, New York (the "Building"). On March 10, 2006, the Company advised the owner of the Building that in view of the owner's breach of certain of its obligations under the Company's lease of space at the Building, the Company had no choice but to vacate the premises (see Note N.) Accordingly, the Company relocated to offices in Stamford, Connecticut in order to conserve cash while it attempted to develop a viable business plan, rebuild its business and explore strategic alternatives. The furniture and fixtures at this location as well as the leasehold improvements of the demised premises were abandoned and the Company deemed them to be worthless as of December 31, 2005.

NOTE H - SECURED CONVERTIBLE DEBENTURES DUE 2011

The Debentures bear interest at 12% per annum, payable monthly, and are due in June of 2011. The Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.07 per share or seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the 20 trading days immediately preceding a notice of conversion (the “Conversion Price”). The Warrants are also exercisable at the Conversion Price and may be exercised any time after issuance through and including June 28, 2011. The shares of Common Stock that will be issued, if the underlying Debentures are converted and the Warrants are exercised, will be very dilutive to the Company’s common stockholders (see Note J). The potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of Warrants give rise to a Derivative Liability and a Warrant Liability, respectively. The Company has calculated the potential value of each respective liability using the Black-Scholes-Merton option-pricing model: with the Company’s latest stock trading price of $0.05 at, or prior to, December 31, 2006; the annualized historical volatility of the Company’s stock price over a period of 22 months of 221.13%; an estimated exercise price of $0.0375, equal to the estimated Conversion Price at December 31, 2006; an estimated life of 5 years for the non-current portion of the Convertible Debentures and an average estimated life of 2 months for the current portion of the Convertible Debentures; and a discount rate of 4.65% equal to the yield on 5 year Treasury Notes issued December 29, 2006. These calculations resulted in an estimated value of $1,017,834 for the convertibility feature of the Convertible Debentures and an estimated value of $742,260 for the Warrants. Such amounts were recorded as liabilities in the Company’s consolidated financial statements as of December 31, 2006, giving rise to a charge to earnings for the year ended December 31, 2006 of $760,095 for the fair value adjustment of derivatives and warrants. At June 30, 2006, a Convertible Debenture Discount of $1 million was netted against the liability for Convertible Debentures, thereby reducing that liability to a net of zero. The Convertible Debentures are due in 60 months from the Closing; therefore the $1,000,000 discount is being amortized as an expense at the rate of $16,666.67 per month. Accordingly, as of December 31, 2006, Discount Expense on Convertible Debentures has been so expensed for six months with the result that $100,000 ($41,667 and $58,333 current and non-current portions, respectively) of Debentures outstanding are reported on the balance sheet, net of unamortized discount. The Debenture Agreement contains provisions for amortizing cash payments, allocated to principal and debenture redemption premium, to be made if the Registration Statement has not been declared effective by January 1, 2007, which is the case. Failure to make such payments when due and in the amount due is considered an Event of Default under the Debenture Agreement. See Notes B and Q).

NOTE I - TEMPORARY EQUITY

As of December 31, 2006, the Company did not have a sufficient quantity of authorized Common Stock to meet it potential obligations for conversion of the Debentures, the exercise of the Warrants and the conversion of the Preferred Stock. At the December 29, 2006 closing stock price of $0.05, the Debentures could have been converted into 26,666,666 shares of the Company’s Common Stock, the Warrants could have been exercised for 15,000,000 shares of the Company’s Common Stock, and the Preferred Stock could have been converted into 198,239,680 shares of the Company’s Common Stock. The aggregate of the common shares outstanding and those shares due upon the conversions and the Warrant exercise, as of December 31, 2006, was in excess of 244 million shares of Common Stock, which exceeded the 100 million shares of Common Stock authorized in the Company’s Certificate of Incorporation. Accordingly, the excess of such shares, 144,097,612, represented by 5,403,661 shares of the Company’s Preferred Stock, has been reclassified to Temporary Equity on the Consolidated Balance Sheet until this situation can be resolved. Management intends to study its alternatives to remedy this situation, including increasing the number of authorized shares of Common Stock, with the consent of the Company’s shareholders. In addition, at December 31, 2006, based on the Company’s stock trading price and the conversion price of the preferred shares, a beneficial conversion feature exists with respect to the Preferred Stock. Accordingly, a charge to income of $92,925 was required in connection with the Preferred Stock beneficial conversion feature. The portion that relates to the preferred shares deemed to be temporary equity ($67,546) was recorded as a dividend payable to preferred shareholders; and the portion that relates to the preferred shares in permanent equity ($25,379) was credited to Additional Paid-in Capital.

NOTE J - CAPITAL DEFICIT

The Company’s authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.001 per share and 10,000,000 shares of Preferred Stock, par value $.001 per share. As of December 31, 2006, 4,191,266 shares of Common Stock were issued and outstanding, 3,000,000 shares of Common Stock were reserved for issuance upon the exercise of outstanding stock options, and 58,000,000 shares of Common Stock were reserved for conversion of the Debentures and exercise of the Warrants. In addition, 7,433,988 shares of Preferred Stock were issued and outstanding. As of December 31, 2005, 16,243,267 shares of Common Stock were issued and outstanding and 3,000,000 shares of Common Stock were reserved for issuance upon the exercise of outstanding stock options (see Note K.) No shares of Preferred Stock were issued or outstanding as December 31, 2005. The Company will not receive any proceeds from the conversion of the Debentures into Common Stock but will receive proceeds from the exercise of the Warrants, if so exercised.

Preferred Stock - As discussed in Note B, with the issuance of the Debentures to Dutchess, Messrs. Stark and Estevez exchanged their combined 12,052,001 shares of Common Stock for 7,433,988 shares of Preferred Stock. The terms of the Preferred Stock follow:

Voting, Dividend and Other Rights. The holders of shares of Preferred Stock shall vote together with the holders of shares of Common Stock and any other series of preferred stock or common stock that, by its terms, votes on an as-if-converted basis with the Common Stock on all matters to be voted on or consented to by the stockholders of the Company, except as may otherwise be required under the Delaware General Corporation Law (the “DGCL”). With respect to any such vote or consent, each holder of Preferred Stock shall only be entitled to vote the number of shares of Common Stock underlying the Preferred Stock that such holder has the right to convert as of the record date for determination of holders of Common Stock entitled to participate in such vote or action by consent. With respect to the payment of dividends and other distributions on the capital stock of the Company, other than the distribution of the assets upon a liquidation, dissolution or winding-up of the affairs of the Company, the Preferred Stock shall rank: (i) senior to the Common Stock of the Company, (ii) senior to any new class or series of stock of the Company that by its terms ranks junior to the Preferred Stock, or that does not provide any terms for seniority, as to payment of dividends, or (iii) on a parity with any new class or series of stock of the Company that by its terms ranks on a parity with the Preferred Stock.

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

Conversion Rights. The holders of the Preferred Stock entered into a Lock-Up Agreement with the Company, whereby the holders of Preferred Stock agreed not to convert their shares of Preferred Stock into shares of the Company’s Common Stock from February 6, 2007, until in either case ending on the earlier to occur of (i) three hundred and sixty (360) days after the effective date of the Registration Statement or (ii) the date on which the full face amount, accrued interest and penalties, if any, on the Debentures have been paid or (iii) the conversion in full of the Debentures, any accrued interest thereon and the full exercise of the Warrants (either being the “Lock-Up Period”). However, the holders of the Preferred Stock may convert their shares of Preferred Stock during the Lock-Up Period upon and after the occurrence of Dutchess acquiring a percentage threshold of the shares of the Company’s Common Stock, whether through partial conversion of the shares underlying the Debentures or exercise of the shares underlying the Warrants, on a pro rata basis with subsequent conversions of Common Stock that have been issued to Dutchess as a result of conversions of the Debentures and exercise of the Warrants.

In the event that the outstanding shares of Common Stock shall be subdivided into a greater number of shares, and no equivalent subdivision or increase is made with respect to the Preferred Stock, the conversion price, concurrently with the effectiveness of such subdivision or other increase, shall be proportionately decreased. In the event that the outstanding shares of Common Stock shall be combined or consolidated into a lesser number of shares of Common Stock, and no equivalent combination or consolidation is made with respect to the Preferred Stock, the conversion price then in effect shall, concurrently with the effectiveness of such combination or consolidation, be proportionately increased.

Each share of Preferred Stock shall automatically convert into shares of Common Stock at the then-effective conversion price, immediately upon the earlier of (i) the repayment in full by the Company of its obligations under the Debenture, or (ii) the conversion in full of the Debenture and any accrued interest thereon.

The number of shares issuable upon conversion of the Preferred Stock, issued as an anti-dilutive device to Messrs. Stark and Estevez, work in tandem with the number of shares issuable upon conversion of the Debentures. As discussed in the Company’s Certificate of Designation of the Preferred Stock, in the event of a conversion of the Preferred Stock, and provided that the weighted average of the price per share of the shares of Common Stock underlying the Debentures upon the conversion of such Debentures is less than the then-effective Conversion Price for the Preferred Stock, such conversion price shall be adjusted equitably such that it is equal to the weighted average of the price per share of the shares of Common Stock underlying the Debentures upon the conversion of such Debentures.

Since the Preferred Stock is intended to provide anti-dilution protection to the owners of the Preferred Stock, it is not considered to be a derivative as defined in FASB Opinion 133, and accordingly has not been considered in calculating diluted weighted average shares outstanding.

Common Stock

Voting, Dividend and Other Rights. Each outstanding share of Common Stock will entitle the holder to one vote on all matters presented to the stockholders for a vote. Holders of shares of Common Stock will have no preemptive, subscription or conversion rights. The Company’s Board of Directors will determine if and when distributions may be paid out of legally available funds to the holders. Enigma has not declared any cash dividends during the past two fiscal years with respect to the Common Stock. A declaration of any cash dividends in the future will depend on a determination by the Board of Directors as to whether, in light of earnings, financial position, cash requirements and other relevant factors existing at the time, it appears advisable to do so. In addition, the Company has not declared or paid any dividends and has no plans to pay any dividends to the stockholders.

Rights Upon Liquidation. Upon liquidation, subject to the right of any holders of the Preferred Stock to receive preferential distributions, each outstanding share of Common Stock may participate pro rata in the assets remaining after payment of, or adequate provision for, all known debts and liabilities.

Majority Voting. The holders of a majority of the outstanding shares of Common Stock (in concert with the holders of the Preferred Stock) constitute a quorum at any meeting of the stockholders. A plurality of the votes cast at a meeting of stockholders elects the directors of the Company. The Common Stock does not have cumulative voting rights.

NOTE K - STOCK OPTION PLAN

During the year ended December 31, 2005, the Company granted options, under the 2005 Stock Option and Grant Plan (the “Stock Option Plan”), to 18 employees, a non-employee director and consultants to purchase an aggregate of 1,257,595 shares of the Company’s Common Stock at exercise prices ranging from $1.10-$1.26. The options vest over periods of up to three years, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest. Subsequent to the granting of the options, 11 employees were terminated by the Company and their options were terminated. As a result, option grants for 319,984 shares were cancelled and returned to the Stock Option Plan, and the total number of options outstanding at December 31, 2005 was 937,611.

During April of 2006, the Company granted options under the Stock Option Plan to seven employees, a non-employee director and consultants to purchase an additional aggregate of 1,438,000 shares of the Company’s Common Stock at exercise prices ranging from $0.065-$0.0715. These options generally vest ratably over a period of 12 months from the date of grant, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest. In November of 2006, three employees of the Company returned a portion (391,610) of their 2005 options to the Company and the Company cancelled them adding them back to the pool for new option grants. Also in November of 2006, the Company granted an employee of its foreign subsidiary options to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.03. The option vests over a period of three years from the date of grant, which is the requisite service period for such award. No other conditions, such as market or performance conditions, must be satisfied in order for the option award to fully vest. Accordingly, the Company recognizes compensation costs associated with stock options over each employee’s service period, which in all cases is the vesting period for such stock option grants.

The following table presents the status of options outstanding under the Stock Option Plan as of December 31, 2006:

Year of Grant	# granted	# cancelled	# exercised	# outstanding	# vested	# unvested

2005	1,257,595	(711,594)	0	546,001	(147,790)	398,211
2006	2,438,000	0	0	2,438,000	(1,117,518)	1,320,482
Total	3,695,595	(711,594)	0	2,984,001	(1,265,308)	1,718,693

The fair value of each stock option granted is charged to earnings as such option vests. The fair value of each stock option granted was estimated as of the date of issuance using the Black-Scholes-Merton option-pricing model. The following table shows the range of assumptions for each group of options issued:

	Options granted during the Quarter ended Dec. 31, 2006	Options granted during the Quarter ended June 30, 2006	Options granted during the Fiscal Year ended Dec. 31, 2005	Pro-forma Fiscal Year ended Dec. 31, 2005

Dividend yield	0%	0%	0%	0%
Expected Volatility	210.14%	195.41%	172.78%	18.76%
Risk-Free Interest Rate	4.60%	4.84%	3.91-4.00%	3.91
Expected Life	5 years	5 years	5 years	5 years

The Company does not currently pay cash dividends on its common stock and does not anticipate doing so in the foreseeable future. Accordingly, the expected dividend yield is zero. Expected volatility is based on the average of the historical volatility for the Company’s Common Stock for the period. The risk free interest rate is equal to the U.S. Treasury constant maturity rate for the period equal to the expected life of the option. Since the Company has no experience on which to base the expected live of a stock option, five years, ½ of the option exercise period for all grantees other than Messrs. Stark and Estevez, was used. The option exercise period for Messrs. Stark and Estevez is five years.

Prior to the adoption of SFAS 123R, the Company recorded compensation expense for its stock-based employee compensation plan in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option on the measurement date, generally the date of grant. The Company’s options are issued at a strike price equal to or greater than the market price of the underlying stock at the date of grant, and accordingly, no compensation cost was recognized in 2005 for its stock option plan.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employees compensation:

Year ended December 31, 2005
Net income as reported	$10,173,096
Deduct: Stock-based employee compensation determined under fair-value based method	(11,830)
Pro-forma net income	$10,161,266
Pro-forma net income per share, basic & diluted
As reported	$0.63
Pro-forma	$0.63

NOTE L - PROFIT SHARING PLAN

During 2004, the Company adopted a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"). The 401(k) Plan became effective on May 1, 2004. Eligible employees are able to make contributions to the 401(k) Plan, which are matched, effective September 1, 2006, by the Company at the rate of 100% of an individual employee’s contribution up to the maximum allowable by law, which for 2006 was generally $15,000. Prior to September 1, 2006, the Company matched 50% of the first $10,000 of an individual employee's contribution. The Company's contribution to the 401(k) Plan for the years ended December 31, 2006 and 2005 was $76,481 and $70,307, respectively. The 2006 contributions reflect the decline in the number of employees from 18 in 2005 to 7 in 2006, as well as the increase in the rate of the Company matching, effective September 1, 2006, and the suspension of Company matching contributions during the 2nd quarter of 2006 in order to conserve cash.

NOTE M - PROVISION FOR INCOME TAXES

The reconciliation of the income tax provision (benefit) computed at the U.S. federal statutory tax rate to the income tax (benefit) provision is as follows:

	2006	2005
Computed (benefit) provision	$(668,600)	$6,234,900
State tax (benefit) provision, net of federal effect	(50,000)	3,080,003
Other		(733,206)

Income tax (benefit) provision	$(718,600)	$8,581,697

As the income tax benefit of $718,600 may not be realized, it has been entirely offset by a valuation allowance.

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005

Deferred revenue	$(527,205)	$4,270,060
Net operating loss (carrybacks) carryforwards	527,205	(4,270,060)

Net deferred tax asset	$0	$0

As of December 31, 2004, the Company had a federal net operating loss carryforward of approximately $12,559,000 available to offset future taxable income through 2024. This net operating loss carryforward was fully utilized during the year ended December 31, 2005.

NOTE N - LEGAL PROCEEDINGS

From time to time the Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE O - COMMITMENTS AND CONTINGENCIES

[1]	Lease:

As discussed in Note N, the Company no longer has a long-term lease obligation. There is no lease for the Company’s current office space, which is located within an office suite complex in Stamford, Connecticut. Rather, the Company entered into an office service agreement with the operator of the office suite giving the Company a license to use designated offices as well as business center facilities and services. The office services agreement covers services, such as telephone, heat, electricity, furniture, lighting, coffee, water, restroom facilities, reception, conference facilities, mailbox, parking and office cleaning. Pursuant to the office services agreement, the Company has six employees in approximately 350 square feet of dedicated office space under a six month lease agreement that has provisions for automatic renewals and is currently in effect until August 31, 2007 subject to the next automatic six month renewal, unless cancelled by either party. In February 2007, the Company notified the operator of the office suite complex that would not renew again and would vacate the premises prior to August 31, 2007. On February 27, 2007, the Company signed a 15 month lease at a nearby facility at a lower cost, effective March 1, 2007.

Rent expense and office services expense amounted to $79,587 for the year ended December 31, 2006 and rent expense amounted to $199,583 for the year ended December 31, 2005.

[2]	Consulting agreement:

In April of 2000, the Company entered into an eighteen-month consulting agreement with an individual. Under the terms of the agreement the consultant would receive 125,000 shares of the Company’s common stock that would vest over the term of the agreement. The agreement was terminated in 2001 and the consultant received 59,000 shares of the Company’s common stock in connection with the services that were provided through the termination date. The Company and the consultant reached an agreement and the consultant exchanged the shares for Maxi shares of common stock on April 8, 2005, as discussed in Note C.

[3]	Contingencies:

From time to time the Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

NOTE P - TRANSACTIONS WITH RELATED PARTIES

During 2004, Adorons loaned $120,000 to its Chief Executive Officer, who is also one of the Company’s founders as well as a preferred stockholder. This loan, including interest at market rates, was repaid prior to the completion of the reverse takeover, by the redemption and cancellation of 21,840 shares of Adorons’ common stock owned by this individual. This redemption and cancellation of shares is presented in the Consolidated Statement of Changes in Capital Deficit as 61,743 shares, which is the number of newly issued common shares of Maxi that this individual would have received in connection with the Exchange.

NOTE Q - SUBSEQUENT EVENTS

As required under the Debenture Agreement (see Notes B and H), if the Registration Statement has not been declared effective on or before January 1, 2007, which is the case, the Company must make amortizing cash payments to Dutchess on the first business day of each month, while there is an outstanding balance on the Debentures, until the Registration Statement is declared effective, or the Debentures have been repaid in full. Such payments are in the amount of $104,166.67 and are allocated to principal at the rate of 1/12 of the face amount of the Debentures, ($83,333.33) and to a debenture redemption premium ($20,833.34). Failure to make such payments is an event of default as defined in the Debenture Agreement (“Event of Default”).

Accordingly, on January 2, 2007 and on February 1, 2007, the Company made such payments, and such a payment was due to have been made on March 1, 2007. However, the making of the required March 1 payment would have placed a severe strain on the Company’s limited cash resources. The Company has sought and Dutchess has granted limited, temporary relief from this obligation, with the result that on March 1, 2007 the Company made an amortizing cash payment to Dutchess in the amount of $37,500, of which $30,000 was allocated to principal and $7,500 was allocated to debenture redemption premium. The balance of the debenture redemption premium of $13,333.34 has been accrued as current liability to Dutchess, along with the payments due on April 2 and May 1, 2007. The Company expects that it will make similar payments on April 2, 2007 and on May 1, 2007, unless the Registration Statement has been declared effective prior to any of those dates. Such reduced payments are considered to be Events of Default.

Dutchess has agreed that through June 1, 2007, it will not hold Enigma in default specifically for reduced payments due on the Debentures, and that it reserves the right to charge any penalty specified in the Debenture Agreement for the Company’s failure to make full payment on the Debenture. The Company expects that the unpaid portion of the amortizing cash payments will be funded from future operating cash flow.

On February 27, 2007, the Company signed a 15 month lease at a nearby facility at a lower cost, effective March 1, 2007.