Form 10KSB/A
period 2006-12-31
ENIGMA SOFTWARE GROUP, INC
filed 2007-05-01
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 1)

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

(888) 360-0646
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock, $.001 Par Value	Name of Each Exchange on Which Registered Over-the-Counter Bulletin Board

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

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

Explanatory Note

This Form 10-KSB/A filing amends Item 8A, Controls and Procedures, of the Form 10-KSB filed by Enigma Software Group, Inc. (the “Company”) on March 23, 2007. These amendments pertain specifically to the Company's evaluation of its disclosure controls and procedures.

Item 8A. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

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

Item 8B. Other Information.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENIGMA SOFTWARE GROUP, INC.

Date: May 1, 2007	By	/s/ Alvin Estevez
Alvin Estevez
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alvin Estevez	President and Chief Executive Officer	May 1, 2007
Alvin Estevez	(Principal Executive Officer)

/s/ Colorado Stark
Colorado Stark	Executive Chairman	May 1, 2007

/s/ Richard M. Scarlata	Chief Financial Officer and Treasurer	May 1, 2007
Richard M. Scarlata	(Principal Financial Officer)

/s/ Edwin J. McGuinn, Jr.	Director	May 1, 2007
Edwin J. McGuinn, Jr.