Form 10QSB
period 2007-03-31
ENIGMA SOFTWARE GROUP, INC
filed 2007-05-14
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,191,266 shares of Common Stock, $0.001 par value, outstanding as of May 1, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ENIGMA SOFTWARE GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Enigma Software Group, Inc.
Condensed Consolidated Balance Sheet
March 31, 2007
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$187,982
Accounts receivable	260,617
Prepaid expenses	37,625
Total current assets	486,224

Property and equipment, net	34,130
Deferred financing costs, net	80,750
Other assets	21,516

Total Assets	$622,620

LIABILITIES, TEMPORARY EQUITY AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$195,214
Accrued debenture interest	8,033
Current portion of secured convertible debentures, due 2011	220,000
Debenture redemption premium payable	55,000
Accrued liability for liquidated damages	174,231
Derivative liability	2,639,965
Warrant liability	3,732,188
Dividend payable in connection with Preferred Stock beneficial conversion	464,528
Deferred revenue	674,638
Total current liabilities	8,163,797

Secured convertible debentures, due 2011, less current portion, net	87,500
Commitments and contingencies
Total Liabilities	8,251,297

TEMPORARY EQUITY
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized; 7,433,988 issued and outstanding	2,581

CAPITAL DEFICIT

Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized; 7,433,988 issued and outstanding	4,853
Common stock, par value $0.001, 100,000,000 shares authorized; 4,191,266 issued and outstanding	4,191
Additional paid-in capital	1,253,558
Accumulated deficit	(8,893,860)
Total capital deficit	(7,631,258)
Total Liabilities, Temporary Equity and Capital Deficit	$622,620

See notes to condensed consolidated financial statements.

Enigma Software Group, Inc.
Condensed Consolidated Statements of Operations
For the three-month periods ended March 31,
(unaudited)

	2007	Restated 2006
Revenues:
Sales of software products and subscriptions	$547,932	$297,440
Commission income	52,397	24,839
Total revenues	600,329	322,279

Expenses:
Marketing and selling	202,954	20,427
General and administrative	824,056	598,916
Depreciation and amortization	7,435	1,167

Total costs and expenses	1,034,445	620,510
Operating loss	(434,116)	(298,231)
Interest income	982	5,062
Debenture interest expense	(25,533)	-
Fair value adjustments for derivatives and warrants	(4,612,059)	-
Provision for liquidated damages	(77,936)	-
Discount expense on convertible debentures	(404,167)	-
Accretion adjustment for beneficial conversion feature of Preferred Stock	(1,245,193)	-
Loss before income tax provision	(6,798,022)	(293,169)
Income tax provision	-	-
Net loss	$(6,798,022)	$(293,169)

Basic net loss per common share	$(1.62)	$(.02)
Diluted net loss per common share	$(1.62)	$(.02)

Weighted average shares outstanding:
Basic	4,191,266	16,243,267
Diluted	4,191,266	16,243,267

See notes to condensed consolidated financial statements.

Enigma Software Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31,
(unaudited)

	2007	Restated 2006
Cash flows from operating activities:
Net loss	$(6,798,022)	$(293,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value adjustments for derivatives and warrants	4,612,059
Accretion adjustment for beneficial conversion feature of Preferred Stock	1,245,193
Discount expense on convertible debentures	404,167
Provision for liquidated damages	77,936
Stock based compensation expense	251,868	108,263
Depreciation and amortization	7,435	1,167
Changes in:
Accounts receivable	(8,230)	10,417
Prepaid expenses	(36,354)	2,744
Other assets	(10,428)	(6,700)
Accounts payable and accrued expenses	93,908	54,244
Accrued debenture interest	(1,967)
Deferred revenue	147,433	(191,445)
Note payable		10,176

Net cash used in operating activities	(15,002)	(304,303)

Cash flows from investing activities:
Purchase of property and equipment	(22,454)
Net cash used in investing activities	(22,454)

Cash flows from financing activities:
Repayment of current portion of secured convertible debentures, due 2011	(196,650)
Payment of accrued debenture redemption premium	(49,166)
Net cash used in financing activities	(245,816)

Net decrease in cash and cash equivalents	(283,272)	(304,303)
Cash and cash equivalents - beginning of period	471,254	472,008

Cash and cash equivalents - end of period	$187,982	$167,705

See notes to condensed consolidated financial statements.

Enigma Software Group, Inc.
Notes to Condensed Consolidated Financial Statements
For the three-month period ended March 31, 2007
(unaudited)

Note A - Basis of presentation and restatement

[1] Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Enigma Software Group, Inc. (“Enigma” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Form 10-KSB filing with the SEC on March 23, 2007. The results for the interim period are not necessarily indicative of the results for the full fiscal year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, which are not material to the consolidated results. The only intercompany transactions are investments in and advances to subsidiaries, which have been eliminated in consolidation. UAB Enigma Software Group LT (“UAB Enigma”), one of the Company’s wholly-owned subsidiaries, is a foreign corporation formed under the laws of the Republic of Lithuania. UAB Enigma, which is basically a cost center, has no revenues other than intercompany revenues. UAB Enigma commenced operations in the fourth quarter of 2006 and its financial statements, which are prepared in the local currency, have been converted to U.S. dollars using the appropriate exchange rates. A foreign currency translation loss, which is not material to the consolidated results, is included in General and Administrative expenses for the quarter ended March 31, 2007.

[2] Restatement

The results for the quarter ended March 31, 2006 have been restated in an amended Form 10-QSB, which was filed with the SEC on January 30, 2007. The restatement relates to the accounting for stock based compensation expense in connection with stock options granted in 2005 and how they were accounted for in 2006 under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) (See Note D3) and to add clarity to the footnote disclosures with respect to such stock based compensation expense.

The effects of the restatement adjustment on the Company’s previously reported condensed balance sheet as of March 31, 2006, and its condensed statement of operations for the quarter ended March 31, 2006 are summarized below. The restatement adjustment did not affect the components of the Company’s cash flows.

	As Restated	As Previously Reported
Condensed Balance Sheet
Capital Deficit
Common Stock	$16,243	$16,243
Additional paid-in capital	52,761	74,204
Accumulated deficit	(422,443)	(443,886)

Total Capital Deficit	$(353,439)	$(353,439)

Condensed Statement of Operations
Total revenues	$322,279	$322,279
Total costs and expenses	620,510	641,953
Operating loss	(298,231)	(319,674)
Interest income	5,062	5,062
Net loss	$(293,169)	$(314,612)
Net Loss per common share - Basic and Diluted	$(0.02)	$(0.02)

Note B - Going Concern - The Company continues to have negative cash flow and may not be able to continue operations

The Company’s independent public accountants, in their opinion rendered in connection with the Company’s most recent audited consolidated financial statements as of December 31, 2006, expressed substantial doubt as to the Company’s ability to continue as a going concern. During the year ended December 31, 2006 and the quarter ended March 31, 2007, the Company did not generate sufficient cash flows from revenues to fund its operations. In June 2006, Enigma entered into a One Million Dollar ($1,000,000) convertible debenture agreement ( the “Debenture Agreement”) with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (collectively “Dutchess”) (see Notes C and F).

At March 31, 2007, the Company had a net working capital deficit of approximately $7.7 million. After adding back a derivative liability, a warrant liability, a dividend payable in connection with a preferred stock beneficial conversion feature, and deferred revenue, all of which totaled approximately $7.5 million, the Company still had a net working capital deficit of approximately $166,000. The Company was required to make monthly payments to Dutchess of $104,167 on the first business day of each month of January through May 2007 in order to amortize 1/12th of the principal amount of $1,000,000 plus a 25% redemption premium. Such payments were required to be made as the Company’s registration statement on Form SB-2 (the “Registration Statement”) (see Note C) had not become effective. The Company was unable to make the full payments due in March, April and May, due to its deteriorating cash position. Dutchess has agreed that through June 1, 2007, it will not hold the Company in default for making reduced payments on the Debentures (hereafter defined), but that it reserves the right to charge any penalty specified in the Debenture Agreement for the Company’s failure to make full payment on the Debentures. . (See Notes C, F and L).The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note C - Financing transaction

On June 28, 2006, the Company, entered into a Subscription Agreement (the “Subscription Agreement”) with Dutchess and immediately closed the transaction pursuant to which the Company issued secured debentures, convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the principal amount of One million Dollars ($1,000,000) (the “Debentures”) (See Note F). Dutchess funded Five Hundred Thousand Dollars ($500,000) to the Company upon the initial closing and funded an additional Five Hundred Thousand Dollars ($500,000) to the Company on July 25, 2006 (the “Financing”); simultaneous with the Company’s filing of the Registration Statement with the SEC, covering the shares of Common Stock underlying the Debentures.

The filing of the Registration Statement was in accordance with a Debenture Registration Rights Agreement, which was also entered into by the Company and Dutchess on June 28, 2006, and under which the Company is obligated to register 58,000,000 shares of Common Stock underlying the exercise of the warrants (the “Warrants”) and the shares underlying the conversion of the Debentures. Also, in connection with the Financing, on June 28, 2006, the Company and Dutchess entered into a Debenture Agreement, a Security Agreement and a Warrant Agreement.

Pursuant to the Security Agreement, the Company granted Dutchess a first priority security interest in certain property of the Company in order to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debentures and exercise and discharge in full of all of the Company’s obligations under the Warrants.

The Registration Rights Agreement between the Company and Dutchess provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Specifically, if the Company had failed to file the Registration Statement within 35 calendar days after June 28, 2006 (a milestone which was met by the Company) (the “Closing”), liquidated damages amounting to approximately $20,000 per month would have been payable to Dutchess and the Conversion Price (hereafter defined) of the Debentures would have decreased by 10%. In addition, liquidated damages amounting to approximately $20,000 per month are payable by the Company, in the event that the Registration Statement is not declared effective within 90 calendar days after the Closing. Such liquidated damages are payable for each 30 calendar day period after the 90 day milestone on a pro-rata, compounded daily basis until the Registration Statement becomes effective. Furthermore, liquidated damages amounting to approximately $20,000 per month are payable by the Company, in the event that it fails to respond to any SEC comments or correspondence within seven business days of receipt of such by the Company and within nine business days in the case of SEC staff accounting comments. As of March 31, 2007, liquidated damages totaling approximately $174,000 have been accrued by the Company in connection with these two provisions, as the Registration Statement was not then and still has not yet been declared effective and the Company has required more than nine business days to respond, in each case, to the SEC staff’s first, second, third and fourth round of comments on the Registration Statement. Once the Registration Statement has become effective, if Dutchess’ right to sell is suspended for any reason for a period of 5 business days, then the Company must pay liquidated damages in the amount of 2% of the face amount of the then outstanding Debentures for each 10 day calendar period that the suspension is in effect.

The Debenture Agreement also provides that if the Registration Statement is not declared effective on or before January 1, 2007, then the Company shall make monthly amortizing principal payments to Dutchess on the first business day of each month, while there is an outstanding balance on the Debentures, until the Registration Statement is declared effective, or the Debentures have been repaid in full. Such payments are in the amount of $104,167 and are allocated to principal at the rate of 1/12 of the face amount of the Debentures, ($83,333) and to a debenture redemption premium ($20,833), (see Note L). The Company had estimated as of December 31, 2006 that the Registration Statement would become effective during the month of May 2007; accordingly, in accordance with Financial Accounting Standards Board (“FASB”) Staff Position regarding Emerging Issues Task Force (“EITF”) No. 00-19-2 “Accounting for Registration Payment Arrangement” (“EITF 00-19-2”), the Company had reported as of December 31, 2006 a current liability of $41,667, representing five months of amortizing principal payments in the amount of $416,667 (net of unamortized debt discount of $375,000.) In addition, as of that date, the Company had reported a current liability of $104,167, representing five months of debenture redemption premiums due with the amortizing principal payments.

The actual combined amortizing principal and debenture redemption premiums payments made to Dutchess during the first quarter were $245,816, instead of the required $312,500, with the result that the current portion of debentures payable at March 31, 2007 was $220,000 (all unamortized debt discount of $375,000 associated with the current portion of long-term debt was expensed in the first quarter) and the accrued liability for liquidated damages was $174,231. The Company still believes that the Registration Statement should become effective during the month of May 2007; accordingly, no additional amortizing cash payments have been reclassified to current liabilities.

In connection with the Financing, the Company’s two founders and principal stockholders, Colorado Stark and Alvin Estevez, each exchanged their shares of Common Stock (collectively 12,052,001 shares of Common Stock) for an aggregate 7,433,988 shares of newly issued Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), convertible initially at the rate of $0.07, (the “Initial Conversion Price”.) While the Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. The number of shares issuable upon conversion of the Preferred Stock, issued as an anti-dilutive device to Colorado Stark and Alvin Estevez, work in tandem with the number of shares issuable upon conversion of the Debentures. Prior to the financing between the Company and Dutchess, Messrs. Stark and Estevez, owned 74.2% of the Company’s Common Stock. Assuming the full conversion of the 58,000,000 shares underlying the exercise of the warrants (the “Warrants”) and the shares underlying the conversion of the Debentures that the Company is obligated to register, the maximum amount of dilution to be experienced by Messrs. Stark and Estevez is 15%. Such number was derived assuming Dutchess’ full conversion of the 58,000,000 shares, as well as Messrs. Stark and Estevez’ conversion of their shares of Preferred Stock into shares of the Company’s Common Stock at the Initial Conversion Price. Assuming such conversion, Dutchess would own 58,000,000 shares of the Company’s Common Stock, Messrs. Stark and Estevez would own 106,199,827 shares of the Company’s Common Stock, and the number of shares outstanding immediately prior to the time of such conversion would remain at 4,191,266. In this instance, Messrs. Stark and Estevez would own 63.1% of the Company’s Common Stock, a 15% decrease from the 74.2% of Common Stock they owned prior to entering into the financing with Dutchess.

The conversion rate of Dutchess’ Debentures is a fluctuating 25% discount from the market price around the time of conversion, with a maximum conversion rate of $0.07 per share. Furthermore, the conversion rate of the Preferred Stock fluctuates with the conversion rate of the Dutchess Debentures and the Warrants’ exercise price, as set forth in Article 3.2(d) (vi) of the Certificate of Designation of the Series A Convertible Preferred Stock, and is thus a discount of 25% from current market price. Dutchess’ overall ownership at any one moment is limited to 9.9% of the outstanding shares of Common Stock in accordance with the Financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Debentures or exercise additional Warrants into shares of Common Stock. The shares of Common Stock that will be issued, if the shares of Preferred Stock are converted, will be very dilutive to the Company’s common stockholders (see Notes G and H).

Note D - Selected Significant Accounting Policies

[1] Revenue recognition:

With respect to license fees generated from the sales of software products and subscriptions services for downloadable security software products, the Company recognizes revenues in accordance with Statement of Position (“SOP”) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance for recognizing revenues related to sales by software vendors. The Company sells its SpyHunter software with the subscription service for spyware definition updates and product support over the Internet. Customers place their orders and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company licenses the customer to download SpyHunter over the Internet. For a fee of $29.99, the Company provides a subscription for post-contract customer support ("PCS") for a period of six months, which consists primarily of e-mail support and free updates of its SpyHunter software, as and when such updates are available. In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements, based on vendor-specific objective evidence ("VSOE") of fair value.

SpyHunter 2.0, which was released in late January 2005, provided for twelve months of PCS. Accordingly, the Company recognized revenue from sales of subscriptions of SpyHunter 2.0 ratably over the 12-month period subsequent to each sale of SpyHunter 2.0. During May 2006, the Company introduced SpyHunter 2.7, and in the fourth quarter of 2006 and the first quarter of 2007, introduced SpyHunter 2.8 and SpyHunter 2.9, respectively. In the case of the SpyHunter 2.7, 2.8 and 2.9 editions, the Company provides PCS for a period of six months. The Company considers all revenue from the sales of the various versions of SpyHunter to be attributable to the service elements.

With respect to commission income, the Company recognizes such revenue at the time of delivery of the product or the service for which the commission is earned.

[2] Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the period. Estimates are used in accounting for the cost of PCS, sales returns and allowances, lives of depreciable and amortizable assets, employee benefits, valuation of derivatives and warrants, valuation of temporary equity, provision for income taxes, realization of deferred tax assets and stock-based compensation expenses. Actual results could differ from those estimates.

[3] Stock-based compensation expense

The Company recognizes compensation costs associated with stock options over each employee’s service period, which in all cases is the vesting period for such stock option grants. All vesting is time-based; there are no performance-based or market-based vesting requirements. In December 2004, the FASB issued SFAS 123R, which establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123R permits using a modified version of prospective application under which compensation costs are recorded for unvested shares outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123R are restated. SFAS 123R became effective, for the Company, as of January 1, 2006, with early adoption permitted. Enigma adopted prospective application in 2006, and accordingly compensation costs associated with stock options that were unvested at December 31, 2005 and which vested in the first quarter of 2006 were expensed in the first quarter of 2006. This resulted in a restated charge to earnings of $108,263 in that quarter (see Note A2). For stock options that vested in the first quarter of 2007 and which were granted in 2005, 2006 and the first quarter of 2007, an expense of $251,868 was charged to operations and is included in General and Administrative expense on the Company’s Condensed Consolidated Statement of Operations for the quarter ended March 31, 2007. Since the portion of this expense related to Incentive Stock Options (“ISOs”) is not deductible for tax purposes, its recording gave rise to a deferred tax asset of approximately $86,000. However, since the Company has utilized all if its Net Operating Loss carryforwards, such benefit would not be realizable, and as a result, has been entirely offset by a valuation reserve.

[4] Earnings (loss) per share:

Basic earnings (loss) per share are computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the quarter ended March 31, 2007, diluted earnings per share would include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method, as well as the potential conversion of shares of Preferred Stock into Common Stock, the potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon potential exercise of Warrants. For the quarter ended March 31, 2006, diluted earnings per share would include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. However, since such treatment for the quarters ended March 31, 2007 and 2006 would be anti-dilutive, the diluted loss per share for each quarter is equivalent to basic loss per share.

Note E - Fixed assets

Property and equipment is comprised of the following at March 31, 2007:

		Estimated Useful Lives

Computer hardware & software	$45,617	3 years
Furniture and fixtures	3,293	5 - 6 years
Gross property and equipment	48,910
Less accumulated depreciation	14,780

Net property and equipment	$34,130

Note F - Secured convertible debentures due 2011

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

The potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of Warrants give rise to a Derivative Liability and a Warrant Liability, respectively. The Company has calculated the potential fair value of each respective liability using the Black-Scholes-Merton option-pricing model: with the Company’s latest stock trading price of $0.25 at, or prior to, March 31, 2007; the annualized historical volatility of the Company’s stock price over a period of 25 months of 249.23%; an estimated exercise price of $0.07, equal to the estimated Conversion Price at March 31, 2007; a discount rate of 4.51% equal to the yield on 5 year Treasury Notes issued March 30, 2007; an estimated life of 4.25 years for the non-current portion of the Convertible Debentures; and an estimated life of 1/2 month for the current portion of the Convertible Debentures.

These calculations resulted in an estimated fair value of $2,639,965 for the convertibility feature of the Convertible Debentures and an estimated fair value of $3,732,188 for the Warrants. Such amounts were recorded as liabilities in the Company’s condensed consolidated financial statements as of March 31, 2007, giving rise to a charge to earnings for the quarter ended March 31, 2007 of $4,612,059 for the fair value adjustment of derivatives and warrants.

In connection with the issuance of the Debentures and the calculation of the fair value of the Warrant and Derivative Liabilities, at the time of issuance a Convertible Debenture Discount of $1 million was netted against the liability for Convertible Debentures, thereby reducing that liability to a net of zero. The Convertible Debentures are due 60 months from the Closing; therefore the $1,000,000 discount was to be amortized as an expense at the rate of $16,667 per month. This was done through December 31, 2006, giving rise to a Discount Expense on Convertible Debentures for the year ended December 31, 2006 of $100,000, as well as a liability of $41,667 for the current portion and $58,333 for the non-current portion of Debentures outstanding, net of unamortized discount, at December 31, 2006. As a result of the principal payments required to be made to Dutchess, due to the Registration Statement not having become effective, all remaining unamortized Debt Discount Expense ($375,000) associated with the current portion of Debentures, was expensed in the quarter ended March 31, 2007. In addition, 3 months of unamortized Debt Discount Expense ($29,167) related to the non-current portion of outstanding Debentures, was charged to earnings during the quarter ended March 31, 2007 as well.

The Debenture Agreement contains provisions for monthly amortizing payments, allocated to principal and debenture redemption premium, to be made commencing January 1, 2007, if the Registration Statement had not been declared effective by that date, and continuing each month until the Registration Statement is declared effective. As that is the case, during the quarter ended March 31, 2007, payments totaling $245,816, representing principal reductions of $196,650 and debenture redemption premiums of $49,166, were made to Dutchess. Dutchess has agreed that through June 1, 2007, it will not hold the Company in default for making reduced payments on the Debentures, but that it reserves the right to charge any penalty specified in the Debenture Agreement for the Company’s failure to make full payment on the Debentures.  (See Notes B, C and L).

Note G - Temporary equity

As of March 31, 2007, the Company did not have a sufficient quantity of authorized Common Stock to meet its potential obligations for the conversion of the Debentures, the exercise of the Warrants and the conversion of the Preferred Stock. At the March 31, 2007 closing stock price of $0.25, the Maximum Conversion Price was $0.07. As a result, the outstanding Debentures would have been convertible into 11,476,428 shares of the Company’s Common Stock, the Preferred Stock would have been convertible into 106,199,828 shares of the Company’s Common Stock, and the Warrants could have been exercised for 15,000,000 shares of the Company’s Common Stock. The aggregate of the common shares outstanding and those shares due upon the conversions and the Warrant exercise, as of March 31, 2007, was in excess of 136 million shares of Common Stock, which exceeded the 100 million shares of Common Stock authorized in the Company’s Certificate of Incorporation. Accordingly, the excess of such shares, approximately 36.9 million, represented by 2,580,710 shares of the Company’s Preferred Stock, has been reclassified to Temporary Equity on the condensed consolidated balance sheet until this situation can be resolved. Management is considering its alternatives to remedy this situation, including increasing the number of authorized shares of Common Stock, with the consent of the Company’s shareholders. In addition, at March 31, 2007, based on the Company’s stock trading price of $0.25 and the conversion price of the preferred shares of $0.07, a beneficial conversion feature exists with respect to the Preferred Stock. The fair value of the beneficial conversion feature at March 31, 2007 increased by $1,245,193 from the calculation of $92,925, as of December 31, 2006. Accordingly, a charge to income of $1,245,193 was required in connection with the Preferred Stock beneficial conversion feature. As a result, at March 31, 2007, the portion that relates to the Preferred Stock deemed to be temporary equity is $464,528, which is classified as a dividend payable to preferred shareholders; and the portion that relates to the Preferred Stock considered to be permanent equity, which is $873,590, is credited to Additional Paid-in Capital.

Note H - Capital deficit

The Company’s authorized capital stock consists of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. As of March 31, 2007, 4,191,266 shares of Common Stock were issued and outstanding, 9,000,000 shares of Common Stock were reserved for issuance upon the exercise of outstanding and future stock options (see Notes I and L), and 58,000,000 shares of Common Stock were reserved for conversion of the Debentures and exercise of the Warrants. In addition, 7,433,988 shares of Preferred Stock were issued and outstanding. The Company will not receive any proceeds from the conversion of the Debentures into Common Stock but will receive proceeds from the exercise of the Warrants, if so exercised.

Preferred Stock - As discussed in Note C, in connection with the issuance of the Debentures to Dutchess, Messrs. Stark and Estevez exchanged their combined 12,052,001 shares of Common Stock for 7,433,988 shares of Preferred Stock. The terms of the Preferred Stock follow:

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

Since the Preferred Stock is intended to provide anti-dilution protection to the owners of the Preferred Stock, it is not considered to be a derivative as defined in FASB Opinion 133, and accordingly has not been considered in calculating the diluted weighted average of the shares outstanding.

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

Note I - Stock option plan

During the year ended December 31, 2005, the Company granted options, under the 2005 Stock Option and Grant Plan (the “Stock Option Plan”), to 18 employees, a non-employee director and consultants to purchase an aggregate of 1,257,595 shares of the Company’s Common Stock at exercise prices ranging from $1.10-$1.26. The options were scheduled to vest over periods of up to three years, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest. Subsequent to the granting of the options, 11 employees were terminated by the Company in 2005 and their options were terminated. As a result, option grants for 319,984 shares were cancelled and returned to the Stock Option Plan, and the total number of options outstanding at December 31, 2005 was 937,611.

During April of 2006, the Company granted options under the Stock Option Plan to seven employees, a non-employee director and consultants to purchase an additional aggregate of 1,438,000 shares of the Company’s Common Stock at exercise prices ranging from $0.065-$0.0715. These options generally vest ratably over a period of 12 months from the date of grant, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest. In November of 2006, three employees of the Company, namely, Alvin Estevez, Colorado Stark and Richard Scarlata, returned a portion of their 2005 options, which totaled 391,610 shares, to the Company and the Company cancelled them, adding them back to the pool for new option grants. Also in November of 2006, the Company granted an employee of UAB Enigma options to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.03. These options vest over a period of three years from the date of grant, which is the requisite service period for such award. No other conditions, such as market or performance conditions, must be satisfied in order for the option award to fully vest. Accordingly, the Company recognizes compensation costs associated with stock options over each employee’s respective service period, which in all cases is the vesting period for such stock option grants.

On March 13, 2007, subject to shareholder ratification, the Board of Directors of the Company (the “Board”) approved an amendment to the Stock Option Plan, which became effective on May 8, 2007 (see Note L), and which increased the number of shares reserved under the Stock Option Plan from 3,000,000 shares to 9,000,000 shares. In addition the Board voted to amend the formula for options granted to independent directors. As a result of that amendment, an annual option for 25,000 shares was granted to the Company’s sole independent director, Mr. McGuinn, at an exercise price of $0.25 per share. Such option vested immediately. Also, as a result of that amendment, a one time “catch-up”option for 100,000 shares will be granted to Mr. McGuinn as of May 31, 2007, at an exercise price to be determined by the closing market price of the Company’s stock on or about that date. Such option will vest immediately as well.

The following table presents the status of options outstanding under the Stock Option Plan as of March 31, 2007:

Year of Grant	# granted	# cancelled	# exercised	# outstanding	# vested	# unvested

2005	1,257,595	(711,594)	0	546,001	(366,731)	179,270
2006	2,438,000	0	0	2,438,000	(1,357,925)	1,080,075
2007	25,000	0	0	25,000	(25,000)	0
Total	3,720,595	(711,594)	0	3,009,001	(1,749,656)	1,259,345

The fair value of each stock option granted is charged to earnings as such option vests. The fair value of each stock option granted was estimated as of the date of issuance using the Black-Scholes-Merton option-pricing model. The following table shows the range of assumptions for each group of options issued:

	Options granted during the Quarter ended Mar. 31, 2007	Options granted during the Quarter ended Dec. 31, 2006	Options granted during the Quarter ended June 30, 2006	Options granted during the Fiscal Year ended Dec. 31, 2005	Pro-forma Fiscal Year ended Dec. 31, 2005

Dividend yield	0%	0%	0%	0%	0%
Expected Volatility	249.23%	210.14%	195.41%	172.78%	18.76%
Risk-Free Interest Rate	4.51%	4.60%	4.84%	3.91-4.00%	3.91
Expected Life	5 years	5 years	5 years	5 years	5 years

The Company does not currently pay cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Accordingly, the expected dividend yield is zero. Expected volatility is based on the average of the historical volatility for the Company’s Common Stock for the period from commencement of trading in February 2005 to the date of the calculation. The risk free interest rate is equal to the U.S. Treasury constant maturity rate for securities issued nearest the option grant date and for the period equal to the expected life of the option. Since the Company has no experience on which to base the expected lives of a stock option, five years, or ½ of the option exercise period for all grantees, other than Messrs. Stark and Estevez, was used. The option exercise period for Messrs. Stark and Estevez, is five years which was used to determine the value of their options as well.

Note J - Profit sharing plan

The Company has a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"), under which eligible employees are able to make contributions that are matched, effective September 1, 2006, by the Company at the rate of 100% of an individual employee’s contribution, up to the maximum allowable by law. For 2007, that amount is generally $15,500 (for employees 50 years of age and older it is $20,500). Such amounts for 2006 were $15,000 and $20,000, respectively. Prior to September 1, 2006, the Company matched 50% of the first $10,000 of an individual employee's contribution. The Company's contributions to the 401(k) Plan for the quarters ended March 31, 2007 and 2006 were $37,859 and $13,876, respectively.

Note K - Provision for Income Taxes

The income tax benefit for the three month periods ended March 31, 2007 and 2006 differed from the amounts computed by applying the federal income tax rate of 34% to the pre-tax loss as a result of the following:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Computed Benefit	$(70,312)	$(64,589)
Deferred Tax Asset Associated with Share-Based Compensation	(85,635)	(42,769)
Total Calculated Benefit	(155,947)	(107,358)
Increase in Valuation Allowance	155,947	107,358

Net (Benefit) Provision	$0	$0

As the income tax benefits of $155,947 and $107,358 may not be realized, they have been entirely offset by a valuation allowance. As of December 31, 2006, the Company had fully utilized all net operating loss carryforwards.

Note L - Subsequent events

As required under the Debenture Agreement (see Notes B and F), if the Registration Statement has not been declared effective on or before January 1, 2007, which is the case, the Company must make payments to Dutchess on the first business day of each month, while there is an outstanding balance on the Debentures, until the Registration Statement is declared effective, or the Debentures have been repaid in full. Such payments are in the amount of $104,166.67 and are allocated to principal at the rate of 1/12 of the face amount of the Debentures, ($83,333.33) and to a debenture redemption premium ($20,833.34).

Accordingly, on January 2, 2007 and on February 1, 2007, the Company made such payments, and such a payment was due to have been made on March 1, April 2 and May 1, 2007. However, the making of the required March, April and May payments in full would have placed a severe strain on the Company’s limited cash resources. The Company has sought and Dutchess has granted limited, temporary relief from this obligation, with the result that on March 1, 2007 and April 2, 2007, the Company made amortizing cash payments to Dutchess each in the amount of $37,500, of which $30,000 was allocated to principal and $7,500 was allocated to debenture redemption premium. On May 1, 2007, the Company made an amortizing cash payment to Dutchess in the amount of $20,000, of which $16,000 was allocated to principal and $4,000 was allocated to debenture redemption premium. The balance of the debenture redemption premiums have been accrued as a current liability to Dutchess, along with the balance of the unpaid principal amounts due on March 1, April 2 and May 1, 2007.

Dutchess has agreed that through June 1, 2007, it will not hold Enigma in default specifically for reduced payments due on the Debentures, but that it reserves the right to charge any penalty specified in the Debenture Agreement for the Company’s failure to make full payment on the Debenture. The Company expects that the unpaid portion of the amortizing cash payments will be funded from future operating cash flow.

On March 13, 2007, the majority shareholders of the Company voted to adopt amendments to the Company’s 2005 Stock Option Plan to (a) increase the number of shares of Common Stock reserved and available for issuance under the Stock Option Plan from 3,000,000 shares of Common Stock to 9,000,000 shares of Common Stock, (b) automatically grant stock options to new members of the Board of Directors (the “Board”), who are not employees of the Company, to purchase 75,000 shares of Common Stock, (c) automatically grant annual stock options to every Board member, who is not an employee of the Company, to purchase 25,000 shares of Common Stock, and (d) grant one time stock options to every Board member, who is not an employee of the Company, if such individual was a member of the Board prior to the date of the amendment of the Stock Option Plan, to purchase 100,000 shares of the Common Stock. The amended Stock Option Plan became effective on May 8, 2007 in accordance with Form 14C which was filed with the SEC on April 12, 2007 and mailed to all registered shareholders shortly thereafter.

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

As of December 31, 2006, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. The Company did not generate sufficient cash flows from revenues during the year ended December 31, 2006 to fund its operations. Also, as of December 31, 2006, the Company had negative net working capital of approximately $2 million. In addition, as discussed in Notes A, B and Q of the Notes to Consolidated Financial Statements for the year ended December 31, 2006, the Company was required, beginning January 1, 2007 to make substantial amortizing principal and debt redemption premium payments, which payments put further strain on the Company’s limited cash resources. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to have negative cash flow and could run out of cash in six months or fewer.

At the present level of business activity and assuming that current sales continue at the average rate experienced during the first quarter of 2007, and the Company is required to continue making amortizing principal and debt redemption premium payments to Dutchess because of the non-effectiveness of the Company’s Registration Statement on Form SB-2, and the Company is required to make the accrued liquidated damage payments to Dutchess for the same reason, the Company’s, working capital resources could be depleted within six months or fewer, i.e., sometime in the third or fourth quarter of 2007. Actual results may be better or worse than anticipated, depending upon the Company’s actual sales results and if and when the Company’s Registration Statement on Form SB-2 (the “Registration Statement”) becomes effective.

At March 31, 2007, the Company had a net working capital deficit of approximately $7.7 million. After adding back a derivative liability, a warrant liability, a dividend payable in connection with a preferred stock beneficial conversion feature, and deferred revenue, all of which totaled approximately $7.5 million, the Company still had a net working capital deficit of approximately $166,000. Because the Registration Statement did not become effective as of January 1, 2007 and has still not been declared effective by the Securities and Exchange Commission (the “SEC”), the Company was required to make monthly payments to Dutchess of $104,167 on the first business day of each month of January through May 2007 in order to amortize 1/12th of principal amount of $1,000,000, plus a 25% redemption premium. The Company was unable to make the full payments due in March, April and May. Dutchess has agreed that through June 1, 2007, it will not hold the Company in default for making reduced payments on the Debentures, but that it reserves the right to charge any penalty specified in the Debenture Agreement for the Company’s failure to make full payment on the Debentures. .See Notes C, F and L of Notes to Condensed Consolidated Financial Statements for the Three Month Period Ended March 31, 2007 (the “Notes to Financial Statements.”) The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If all sales were to cease, and without reducing expenditures accordingly, the Company’s working capital reserves would be depleted within weeks. Therefore, if this situation were to occur, the Company would require additional funds of between approximately $2.0 million and $3.0 million in order to continue operations for the next 12 months and meet its obligations to Dutchess. Please refer to Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. With only eight employees at the Company, of which only one full-time employee and one part-time employee are involved in the financial function, there is very limited segregation of duties, which the Company has identified as a material weakness in our internal controls. However, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash, but total segregation of duties is not practicable.

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

Our future success depends in large part upon the continued service of key members of our senior management team. In particular, our founders, Colorado Stark and Alvin Estevez, are critical to our overall management, as well as to the development of our technology, our culture and our strategic direction. Richard Scarlata, our Chief Financial Officer is the only full-time trained financial professional in our organization; he performs most of the duties that in many other cases would be performed by several people within a larger and deeper organization. We do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

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

From 1999 to 2003, we were engaged in analyzing the consumer software and internet service markets, which ultimately led to the development of SpyHunter, which was launched in 2003. As a result, we first derived cash from sales of consumer software security and privacy products in 2003. In 2005 and 2006, we attempted to develop an internet advertising search engine and spent considerable hours and dollars on developing this service, however, our lack of success in this regard, has led us to abandon our efforts. You must consider our business and prospects in light of the risks and difficulties that we have encountered, and will continue to encounter, as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

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

The markets for certain of our products and services are new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively, and in a timely manner, and to offer products and services that meet these demands. The development of new or enhanced software products and services is a complex and uncertain process. We are currently working on adding additional features to our SpyHunter product, which are primarily two sets of changes that we are in the process of implementing for our SpyHunter product.  The first set contains features that will actively monitor a user’s computer in order to prevent new spyware infections; a scheduler to automatically check for new infections on the machine; and Domain Name Server (“DNS”) protection to prevent companies from spoofing URL's to trick users.  These are features that most of our competitors have and we do not.  Adding these features will make our product more competitive. The second set of changes contains features that we are adding that will be transparent to the user as an additional feature but will make our product one of the most effective solutions available. It will contain the ability to remove security threats at the WinLogon Notify level.  Historically, almost all of our revenue has come from our SpyHunter product, and we anticipate the majority of our revenue during the remainder of 2007 will be derived from enhanced versions of SpyHunter. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements. Further, we may experience delays in market acceptance of new products or product enhancements as customers evaluate the advantages and disadvantages of upgrading to our new products or services.

Recently, our software product, SpyHunter, had been designated as a security threat by a certain competitor. The Company disputed this designation and it has been withdrawn. However, other competitors may make similar allegations in the future, and if the Company is not able to successfully dispute such allegations, our customers may cease to purchase our product and result in a decrease in our revenues.

One of the Company’s competitors recently identified the Company’s core software product, SpyHunter, as a security threat to computers. The Company vigorously disputed this determination that our product is a security threat, and the competitor has withdrawn the designation. Other competitors of the Company have made similar claims before, and the Company has been successful in disputing them as well. However, if other competitors make similar allegations in the future and we are unsuccessful in our efforts to defend our product against any such security threat designation, the acceptance of our product, as well as the revenue stream we receive as a result of the sales of our product, may substantially decrease.

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

In late 2005 we were facing an upcoming liquidity crisis which would render the Company insolvent. We began to implement our current restructuring program. The aim of the restructuring plan is to first stabilize and then grow the business by reducing costs and increasing revenues. The steps to reduce costs included terminating our primary office lease, liquidating almost all of our furniture and equipment, terminating leases on our data center, and abandoning every product and service that the Company had been developing with the exception of SpyHunter. The steps to increase revenue included increasing the quality of our SpyHunter products, increasing the quality of our SpyHunter product support, and increasing the marketing efforts of our SpyHunter product.

The costs associated with the restructuring included $302,000 in equipment writedowns, $123,000 to terminate the primary office lease and $21,000 to terminate the lease with the data center. Furthermore we estimate that during 2004 and 2005 approximately 70% of our efforts were focusing on developing new products and services. All of these potential new products and services have been abandoned and we currently have no plans to pursue them again or reuse what we had developed.

We reduced our monthly operating cash requirements from an average of $202,000 per month during 2005 to an average of $152,000 in 2006. However, during the first quarter of 2007, our monthly operating cash needs averaged $195,000, principally as a result of a stepped-up marketing program and the staffing-up of UAB Enigma. In addition our monthly cash requirements for debt service, including principal reduction payments, debt reduction premium payments and interest, averaged an additional $91,000.

In May of 2006, we introduced SpyHunter 2.7 (and in October 2006 added new features for SpyHunter 2.8 and additional features in March 2007 for SpyHunter 2.9), for which we charge a recurring fee with the subscription period shortened from 12 months to 6 months, thereby doubling the price. We have been able to dedicate our technical resources to improving our product; however, we still have additional improvements to make. (For information on these improvements please review the risk factor above, entitled, "Our main product SpyHunter from which we have derived almost all of our revenue is currently in need of product enhancements.”) If we are unable to introduce these product enhancements on a timely basis, or if the market does not accept these products or product enhancements, our sales will decline. Month by month we continue to see increasing revenues and are beginning to breakeven on a cash flow basis, before debt service.

There can be no assurance that we will be able to enhance our SpyHunter product or develop a new product or implement a business model that will be profitable. Previously, our product sales were non-recurring and substantially all of our reported and deferred revenue for 2003, 2004, 2005, 2006 and the first quarter of 2007 should be deemed as non-recurring revenue.

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

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

Our Common Stock has been trading in the public market for 27 months. Until very recently, trading volume has been extremely light, as approximately 59% of our outstanding shares are unregistered and cannot yet be traded. We cannot predict the extent to which a trading market will develop for our Common Stock or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Until June 28, 2006, the date of the Dutchess Financing, our founders, executive officers, directors (and their affiliates) and employees together owned approximately 77.0% of the voting power of our outstanding capital stock. In particular, our two founders, Colorado Stark and Alvin Estevez combined, controlled approximately 74.2% of the voting power of our outstanding capital stock. With the issuance of the Debentures to Dutchess, Colorado Stark and Alvin Estevez exchanged their shares of Common Stock for shares of newly issued Series A Convertible Preferred Stock (the “Preferred Stock”). While the Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. Furthermore, the shares of Preferred Stock owned by Messrs. Stark and Estevez have anti-dilution protection, whereby they will maintain the majority voting power of the Company’s capital stock. Consequently, Colorado Stark and Alvin Estevez’ ownership of the Preferred Stock allows them to retain significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future. This concentrated control limits the ability of stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Common Stock could be adversely affected.

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

You may experience substantial dilution if Dutchess converts its Debentures into Common Stock of the Company. Since the conversion price of the Debentures fluctuates at a substantial percentage discount (25%) to fluctuating market prices, the number of shares issuable to Dutchess, upon conversion of the Debentures, is potentially limitless. In other words, the lower the average trading price of the Company’s shares at the time of conversion, the greater the number of shares that can be issued to Dutchess. This perceived risk of dilution may cause Enigma shareholders to sell their shares, thus contributing to a downward movement in the Company’s stock price, thereby potentially encouraging other Enigma shareholders to sell, or sell short, which could in turn further contribute to a spiraling stock price decline in Enigma’s Common Stock. You may also experience substantial dilution if Messrs. Stark and Estevez convert their shares of Preferred Stock into shares of Common Stock (See Notes C and H of Notes to Financial Statements). The overall ownership of Dutchess at any one moment is limited to 9.9% of the outstanding shares of Common Stock in accordance with the financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Debentures or exercise additional warrants into shares of Common Stock.

Our Common Stock has a small public float and future sales of our Common Stock, or sales of shares being registered under this document may negatively affect the market price of our Common Stock.

As of May 9, 2007, the most recent trading day in our Common Stock, there were 4,191,266 shares of our Common Stock outstanding, at a closing market price of $0.29 for a total market valuation of approximately $1,215,500. Our Common Stock has a public float of approximately 1,740,000 shares, which shares are in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These 1,740,000 shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales of substantial amounts of Common Stock, including future shares issued upon the exercise of 15,000,000 Warrants, future shares issued upon the conversion of Debentures, or upon Colorado Stark and Alvin Estevez converting their Preferred Stock into Common Stock, or upon exercise of stock options (of which 3,009,001 were outstanding as of March 31, 2007 and an additional 5,990,999 shares were reserved for issuance), or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our Common Stock.

We could terminate our Securities and Exchange Commission Registration, which could cause our Common Stock to be de-listed from the Over the Counter Bulletin Board (“OTCBB”).

As a public company with fewer than 300 shareholders, Enigma files its periodic reports with the Securities and Exchange Commission (the “SEC”) and registers its shares of Common Stock under the Securities Exchange Act of 1934 (the “Exchange Act”) on a voluntary basis. Since the Company has fewer than 300 stockholders of record, we are eligible to de-register our Common Stock under the Exchange Act. Although the Company does not currently plan to de-register its Common Stock, there can be no assurance that we would not de-register the Common Stock at some point in the future. If the Company were to take such action, it could inhibit the ability of the Company’s common stock holders to trade the shares in the open market, thereby severely limiting the liquidity of such shares. Furthermore, if we were to de-register, we would no longer be required to file annual and quarterly reports with the SEC and would no longer be subject to various substantive requirements of SEC regulations. De-registration would reduce the amount of information available to investors about our Company and may cause our Common Stock to be de-listed from the OTCBB. In addition, investors would not have the protections of certain SEC regulations to which we would no longer be subject. The Company has no intention of terminating the registration of the Common Stock, and in fact is constrained from doing so under the terms of its agreements with Dutchess.

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

Additional Information

We are obligated to file reports with the SEC pursuant to the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC. The address of that site is http://www.sec.gov.

General Discussion on Results of Operations and Analysis of Financial Condition

For the three-month periods ended March 31, 2007 and 2006

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the three-month periods ended March 31, 2007 and 2006, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

We are a developer of Internet-based systems and downloadable security software products designed to give our customers instant access to information on the web and control over the programs installed on their computers in an automated and easy to use way, thereby enhancing transparency and user control. Our business strategy is to leverage our knowledge of internet marketing, as well as our existing base of more than 750,000 users, to continue to develop Internet software products that further the values on which the Internet is based. Our consumer software product line is focused on delivering Internet privacy and security to individual users, homes, offices, and small businesses. Sales of SpyHunter® (“SpyHunter”) commenced in June 2003. In late January 2005, we began to license a new and improved product, SpyHunter 2.0, and in May 2006, with the introduction of SpyHunter 2.7, added important new features as well as changed the pricing structure. In October 2006 we introduced SpyHunter 2.8, and in March 2007, SpyHunter 2.9, each of which further enhanced our detection and removal features.

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

For sales of SpyHunter 1 series that occurred during the years ended December 31, 2003 and 2004, as well as during the month of January 2005, this PCS was provided for an indefinite period into the future. However, with the introduction at the end of January 2005 of our new and improved product, SpyHunter 2.0, PCS was limited to one year from the date of purchase. For SpyHunter 2.7, which was introduced in May 2006, and which replaced SpyHunter 2.0, and for SpyHunter 2.8, which was introduced in October 2006, and represents an upgrade over SpyHunter 2.7, as well as for SpyHunter 2.9, which was introduced in March 2007 and which contains further upgrades, PCS is limited to six months. Licensees of the SpyHunter 1 series were provided with PCS up until March 10, 2005, from which point forward we no longer supported that product, and at which time we began to recognize the revenue from the sales of SpyHunter series 1.

SpyHunter 2.7, 2.8 and 2.9 contain improvements that are in recognition of the more challenging security threats that the Company noted in early 2006 and were developed in response to our customers. As part of Enigma’s renewed commitment to quality and customer satisfaction, spyware definition updates are a major facet of our customer support.

Because of the continuing threat of new spyware and adware, SpyHunter is not functional without these definition updates, which comprise the bulk of our PCS. The remainder of PCS consists of e-mail and telephonic customer support, which makes the product user friendly. Accordingly we believe that all of the value is attributable to PCS, and hence, the revenue from sales is attributable entirely to PCS and was deferred and recognized over 12 months in the case of the SpyHunter 2.0 and is deferred and recognized over 6 months in the case of the SpyHunter 2.7, 2.8 and 2.9, the respective periods of PCS in each case. Also in each case we utilize the ½ month convention in the month of sale and the corresponding final month of PCS. For both products, the renewal rate for PCS was and is $29.99, the same as the original sales price.

Customers are also able to order a CD version of, and an extended download service for, SpyHunter 2.9, in which case we earn commission income, all of which is recognized at the time of delivery of the product or service; as is any commission income that we earn on sales of other companies’ products or from on-line advertising of such products on our various websites.

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

With respect to sales of SpyHunter 2.0, which had PCS limited to one year after the sale, and SpyHunter 2.7, 2.8 and 2.9, which have PCS limited to six months after the sale, VSOE does exist for the allocation of revenue to the various elements of the arrangement, as we consider all of the revenue from such sales to be attributable to the service element because the SpyHunter download is useless without it. Accordingly, we recognized the license fees for SpyHunter 2.0 during the 12-month period, and for SpyHunter 2.7, 2.8 and 2.9, for the 6-month period immediately subsequent to the sale.

Reserves for Product Returns

Our policy with respect to product returns is spelled out in our End User License Agreement (“EULA”), which states “…products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis.” As of March 31, 2007, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept greater or fewer products for return.

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

Results of Operations For the Three-Month Periods Ended March 31, 2007 and 2006

Overview

Our goals for the past several years were to launch SpyHunter, generate significant licensing fees and continue to build on that success by generating even greater licensing fees. We are making progress in accomplishing these goals. Our business plan going forward is to continue to develop both Internet software products and services for consumers in order to establish recurring subscription revenue.

Revenues

For the three-month period ended March 31, 2007 and 2006, revenue from the sales of software products and subscriptions was $547,932, and $297,440, respectively. This increase of approximately 84% reflects both an increase in the number of new subscriptions as a result of our increased marketing efforts, as well as an increased number of renewals resulting from the reduction in the subscription period from 12 months to 6 months. Actual unit sales for the quarter increased from 3,509 in the first quarter of 2006 to 22,821 in the first quarter of 2007. Since a change in the subscription period from 12 months to 6 months also results in a 50% reduction of the deferral period for revenues, this change has a skewing effect in the comparability of amounts of reported revenues from one year to the next. With respect to that skewing difference, while it cannot be quantified precisely, it should be noted that at March 31, 2007, deferred revenue as reported on the balance sheet was $674,638 as compared to $378,167 at March 31, 2006, an increase of $296,471. Also, the change in deferred revenue for each quarter, as reported in the Condensed Consolidated Statements of Cash Flows, was an increase in deferred revenue for the current year quarter, a “source of cash” of $147,433, while for the prior year quarter, the decrease in deferred revenue had the effect of being a “use of cash” of $191,445.

For the three-months ended March 31, 2007, commission income was $52,397, while for the comparable prior year period, such revenue reported was $24,839. The increase is primarily attributable to commissions earned on sales of third-party owned products.

Expenses

Expenses for the three month periods ended March 31, 2007 and 2006 were $1,034,445 and $620,510, respectively.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006 (restated)
Marketing and selling	$202,954	$20,427
General and administrative	824,056	598,916
Depreciation and amortization	7,435	1,167
Total expenses	$1,034,445	$620,510

For the three months ended March 31, 2007, marketing and selling expenses increased by approximately $183,000 as compared to that of the prior year period. This almost 10 times increase had a direct result on the increase in unit sales of new subscriptions for the current year period compared to those of the prior year period. Marketing costs, which are expensed as incurred, relate directly to the level of unit sales activity for new subscriptions, as opposed to the revenue reported for the period, which may have been entirely or partially deferred, in accordance with SOP 97-2, as discussed above. Actual sales of software products (which impacts immediately on operating cash flow, as opposed to reported revenues from sales) increased for the quarter by approximately $576,000, an amount which was approximately 6 times greater than that of the prior year comparable period.

For the three months ended March 31, 2007, general and administrative expenses increased by approximately $225,000, or 38%. The increase was principally due to the non-cash increase in the cost of stock-based compensation expense, $144,000, related to the vesting of stock options, as well as expenses associated with UAB Enigma of $88,000 and the increased cost of the Company’s 401-k Plan matching formula. These increases were offset partially by decreases in the Company’s occupancy cost associated with the relocation of our corporate offices from New York City to Stamford Connecticut.

Depreciation and amortization expense increased by approximately $6,000 during the three months ended March 31, 2007, when compared to the comparable prior year period, principally due to the acquisition of fixed assets for UAB Enigma.

Operating Loss and Net Loss

As a result of the foregoing the Company incurred an operating loss of $434,116 for the quarter ended March 31, 2007, compared to an operating loss of $298,231 for the comparable prior year quarter. This loss was further increased by the incurrence of costs associated with the Dutchess financing: namely; debenture interest expense, discount expense on convertible debentures, fair value adjustments for derivatives and warrants, accretion adjustment for the beneficial conversion feature of the Preferred Stock, and provision for liquidated damages, thereby generating a net loss of approximately $6.8 million for the quarter ended March 31, 2007 as compared to a net loss of approximately $293,000 for the comparable prior year period.

Liquidity and Capital Resources for the Three-Month Periods Ended March 31, 2007 and 2006

At March 31, 2007, we had cash and cash equivalents of $187,982. This compares favorably to cash and cash equivalents of $167,705 at March 31, 2006, but unfavorably to cash and cash equivalents of $471,254 at December 31, 2006.

Net cash used in operating activities for the three months ended March 31, 2007 was approximately $15,000, as compared to net cash used in operating activities of approximately $304,000 for the comparable prior year period. The decrease in net cash used in operating activities of $289,000 principally reflects the increase in unit sales for the quarter, as discussed above.

Net cash used in investing activities for the three months ended March 31, 2007 was approximately $22,000, and represents capital expenditures for furniture and computers for UAB Enigma.

Net cash used in financing activities for the three months ended March 31, 2007 was approximately $246,000 and represents a portion of the payments required to be made to Dutchess due to the fact that the Registration Statement has not yet become effective. As discussed in Notes to Condensed Consolidated Financial Statements, Dutchess has agreed that through June 1, 2007, it will not hold Enigma in default specifically for reduced payments due on the Debentures, but that it reserves the right to charge any penalty specified in the Debenture Agreement for the Company’s failure to make full payment on the Debentures.

Had Dutchess not granted the Company a partial and temporary forbearance regarding the payments due to it, the Company would now be out of business, as through March 31, 2007 such additional payments due to Dutchess would have exceeded $240,000. Of that amount, approximately $67,000 was due for debenture reduction and debenture redemption premium payments and an additional approximate $174,000 was due for liquidated damage payments.

At the present level of business activity and assuming that current sales continue at the average rate experienced during the first quarter of 2007, and the Company is required to continue making amortizing principal and debt redemption premium payments to Dutchess because of the non-effectiveness of the Company’s Registration Statement on Form SB-2, and the Company is required to make the accrued liquidated damage payments to Dutchess for the same reason, the Company’s working capital resources could be depleted within six months or fewer, i.e., sometime in the third or fourth quarter of 2007. Actual results may be better or worse than anticipated, depending upon the Company’s actual sales results and if and when the Company’s Registration Statement on Form SB-2 becomes effective.

The Company’s liquidity position is extremely severe, as without the funds derived from the sale of Debentures to Dutchess, the Company would have run out of cash in July 2006; and without forbearance from Dutchess, we would have run out of cash in the first quarter of 2007. This was anticipated in the Company’s earlier filings, as is evidenced by the going concern opinions included in its 2005 and 2006 audited financial statements.

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

A material weakness in the Company’s disclosure controls and procedures existed as of March 31, 2007, due to the Company’s limited number of employees. With regard to such personnel, there was a weakness as a result of the limited segregation of duties amongst our employees.

During the fiscal quarter ended March 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was performed by our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

  None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 13, 2007, the majority shareholders of the Company voted to adopt amendments to the Company’s 2005 Stock Option and Grant Plan (the “Plan”) to (a) increase the number of shares of Common Stock reserved and available for issuance under the Plan from 3,000,000 shares of Common Stock to 9,000,000 shares of Common Stock, (b) automatically grant stock options to new members of the Board of Directors (the “Board”), who are not employees of the Company, to purchase 75,000 shares of Common Stock, (c) automatically grant annual stock options to every Board member, who is not an employee of the Company, to purchase 25,000 shares of Common Stock, and (d) grant one time stock options to every Board member, who is not an employee of the Company, if such individual was a member of the Board prior to the date of the amendment of the Plan, to purchase 100,000 shares of the Common Stock.

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

ENIGMA SOFTWARE GROUP, INC.

Date: May 14, 2007	By:	/s/ Alvin Estevez
Alvin Estevez, President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer