Form 10KSB/A
period 2006-12-31
ENIGMA SOFTWARE GROUP, INC
filed 2007-05-29
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-KSB/A
(Amendment No. 2)
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

Transitional Small Business Disclosure Format (Check One):
Yes ☐ No ☑

Explanatory Note

This Form 10-KSB/A (Amendment No. 2) filing amends Item 8A, Controls and Procedures, of the Form 10-KSB/A filed by Enigma Software Group, Inc. (the “Company”) on May 1, 2007. These amendments pertain specifically to the Company's evaluation of its disclosure controls and procedures.

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

As noted in the Company’s interim filings, a material weakness in the Company’s internal controls over financial reporting existed as of June 30, 2006, and September 30, 2006 with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Balance Sheet and Statements of Operations and Cash Flows, which resulted in misstatements therein.  The impact of the issuance of secured convertible debentures and the related warrants, and the proceeds therefrom, were not appropriately classified as liabilities on the Balance Sheet and the related fair value adjustments on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows. In addition, the beneficial conversion feature of the convertible preferred stock was not appropriately classified on the Balance Sheet and the related accretion adjustment on the Statement of Operations and financing cash inflows and outflows on the Statement of Cash Flows. Finally, Temporary and Permanent equity as they relate to the convertible preferred stock were misstated. In connection with our material weakness regarding our design and maintenance of adequate controls, during the fourth quarter, the Company requested and received counsel from its independent public accountants concerning the appropriate financial disclosure and treatment of derivative securities. In addition, the Company, including the Company’s CFO, reviewed literature detailing the proper disclosure and treatment pertaining to the accounting of these derivative securities. During the fourth quarter, and as a result of the aforementioned, the Company’s CEO and CFO concluded that the preparation of financial statements with respect to such misstatements have been corrected in the restated financial statements included herein, and that the Company has eliminatd the material weakness relating to our design and maintenance of adequate controls.

A material weakness in the Company’s disclosure controls and procedures existed as of December 31, 2006, due to the Company’s limited number of employees. With regard to such personnel, there was a weakness as a result of the limited segregation of duties amongst our employees. As a result, our CEO and CFO determined that the Company’s disclosure controls and procedures were not effective as of the period ended December 31, 2006.

Changes in Internal Control Over Financial Reporting

As disclosed above, during the fourth quarter, the Company took steps to correct the preparation of our financial statements, and the Company’s CEO and CFO concluded that these changes eliminated the material weakness relating to our design and maintenance of adequate controls. Thus, there were changes in our internal control over financial reporting during the fourth quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2007
Enigma Software Group, Inc.

	By	/s/ Alvin Estevez
Alvin Estevez
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alvin Estevez	President and Chief Executive Officer	May 29, 2007
Alvin Estevez	(Principal Executive Officer)

/s/ Colorado Stark	Executive Chairman	May 29, 2007
Colorado Stark

/s/ Richard M. Scarlata	Chief Financial Officer and Treasurer	May 29, 2007
Richard M. Scarlata	(Principal Financial Officer)

/s/ Edwin J. McGuinn, Jr.	Director	May 29, 2007
Edwin J. McGuinn, Jr.