Form 10QSB/A
period 2007-03-31
ENIGMA SOFTWARE GROUP, INC
filed 2007-05-29
CIK 799511

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

EXPLANATORY NOTE

This Form 10-QSB/A filing solely amends  Item 3, entitled Controls and Procedures, of the Form 10-QSB filed by Enigma Software Group, Inc. (the “Company”) on May 14, 2007.

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

B. Changes in Internal Control over Financial Reporting:

There were no changes during our last fiscal quarter that materially affected or were reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENIGMA SOFTWARE GROUP, INC.

Date: May 29, 2007	By:	/s/ Alvin Estevez
Alvin Estevez, President and Chief Executive Officer

Date: May 29, 2007	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer