Form 10QSB
period 2007-06-30
ENIGMA SOFTWARE GROUP, INC
filed 2007-08-13
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 ☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 0-50561

ENIGMA SOFTWARE GROUP, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2675930
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

150 Southfield Avenue, Suite 1432, Stamford, CT 06902
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,601,266 shares of Common Stock, $0.001 par value, outstanding as of August 9, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes ☐ No ☑

ENIGMA SOFTWARE GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Enigma Software Group, Inc.
Condensed Consolidated Balance Sheet
June 30, 2007
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$208,609
Accounts receivable	365,527
Prepaid expenses	26,875
Other current assets	6,700
Total current assets	607,711

Property and equipment, net	38,611
Deferred financing costs, net	56,342
Other assets	22,731

Total Assets	$725,395

LIABILITIES, TEMPORARY EQUITY AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$171,919
Accrued debenture interest	7,413
Current portion of secured convertible debentures, due 2011	741,333
Debenture redemption premium payable	185,333
Accrued liability for liquidated damages	953,510
Derivative liability	2,841,420
Warrant liability	4,477,276
Dividend payable in connection with Preferred Stock beneficial conversion	579,303
Deferred revenue	909,610
Total current liabilities	10,867,117

Secured convertible debentures, due 2011, less current portion	-
Commitments and contingencies
Total Liabilities	10,867,117

TEMPORARY EQUITY
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized;
7,433,988 issued and outstanding	2,519

CAPITAL DEFICIT
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized;
7,433,988 issued and outstanding
Common stock, par value $0.001, 100,000,000 shares authorized;	4,915
4,191,266 issued and outstanding	4,191
Additional paid-in capital	1,527,990
Accumulated deficit	(11,681,337)
Total capital deficit	(10,144,241)
Total Liabilities, Temporary Equity and Capital Deficit	$725,395

See notes to condensed consolidated financial statements.

Enigma Software Group, Inc.
Condensed Consolidated Statements of Operations
For the three-month and six month periods ended June 30,
(unaudited)

	Three Month Periods				Six Month Periods
	ended June 30,				ended June 30,
			Restated				Restated
	2007		2006		2007		2006
Revenues:
Sales of software products and subscriptions		$704,665		$254,481		$1,252,597	$551,921
Commission income and other revenue		64,966		20,149		117,363	44,988
Total revenues		769,631		274,630		1,369,960	596,909

Expenses:
Marketing and selling		314,663		26,378		517,617	46,805
General and administrative		451,822		343,896		1,275,878	942,812
Depreciation and amortization		28,798		1,166		36,233	2,333
Total expenses		795,283		371,440		1,829,728	991,950

Operating loss		(25,652)		(96,810)		(459,768)	(395,041)

Interest income		82		161		1,064	5,223
Debenture interest expense		(22,720)		(1,000)		(48,253)	(1,000)
Provision for liquidated damages		(779,279)				(857,215)
Provision for debenture redemption premiums		(145,833)				(145,833)
Discount expense on convertible debentures		(495,833)				(900,000)
Fair value adjustments for derivatives and warrants		(946,543)		(1,043,595)		(5,558,602)	(1,043,595)
Accretion adjustment for beneficial conversion feature of Preferred Stock		(371,699)		(92,925)		(1,616,892)	(92,925)
Loss before income tax provision		(2,787,477)		(1,234,169)		(9,585,499)	(1,527,338)
Income tax provision

Net loss		$(2,787,477)		$(1,234,169)		$(9,585,499)	$(1,527,338)

Basic net loss per common share	$	(0.67)	$	(0.08)	$	(2.29)	$(0.10)
Diluted net loss per common share	$	(0.67)	$	(0.08)	$	(2.29)	$(0.10)

Weighted average shares outstanding:
Basic		4,191,266		15,845,948		4,191,266	16,043,510
Diluted		4,191,266		15,845,948		4,191,266	16,043,510

See notes to condensed consolidated financial statements.

Enigma Software Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30,
(unaudited)

	2007	Restated 2006
Cash flows from operating activities:
Net loss	$(9,585,499)	$(1,527,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Fair value adjustments for derivatives and warrants	5,558,602	1,043,595
Accretion adjustment for beneficial conversion feature of Preferred Stock	1,616,892	92,925
Discount expense on convertible debentures	900,000
Provision for liquidated damages	857,215
Provision for debenture redemption premiums	145,833
Stock based compensation expense	269,375	148,570
Depreciation and amortization	36,233	2,333
Changes in:
Accounts receivable	(113,140)	(47,978)
Prepaid expenses	(26,875)	3,958
Other current assets	(5,429)
Other assets	(11,643)	(6,700)
Accounts payable and accrued expenses	70,613	111,197
Accrued debenture interest	(2,587)	1,000
Deferred revenue	382,405	(233,152)

Net cash provided by (used in) operating activities	91,995	(411,590)

Cash flows from investing activities:
Purchase of property and equipment	(31,307)
Net cash used in investing activities	(31,307)

Cash flows from financing activities:
Repayment of current portion of secured convertible debentures, due 2011	(258,667)
Payment of accrued debenture redemption premium	(64,666)
Issuance of convertible debentures		1,000,000
Subscription receivable		(500,000)
Deferred financing costs in connection with issuance of convertible debentures		(95,000)
Net cash (used in) provided by financing activities	(323,333)	405,000

Net decrease in cash and cash equivalents	(262,645)	(6,590)
Cash and cash equivalents - beginning of period	471,254	472,088

Cash and cash equivalents - end of period	$208,609	$465,018

See notes to condensed consolidated financial statements.

Enigma Software Group, Inc.
Notes to Condensed Consolidated Financial Statements
For the three-month and six-month periods ended June 30, 2007
(unaudited)

Note A - Basis of presentation and restatement

[1] Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Enigma Software Group, Inc. (“Enigma” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), with the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Form 10-KSB filing with the SEC on March 23, 2007. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, which are not material to the consolidated results. The only intercompany transactions are investments in and advances to subsidiaries, which have been eliminated in consolidation. UAB Enigma Software Group LT (“UAB Enigma”), one of the Company’s wholly-owned subsidiaries, is a foreign corporation formed under the laws of the Republic of Lithuania. UAB Enigma, which is a cost center, has no revenues other than intercompany revenues. UAB Enigma commenced operations in the fourth quarter of 2006 and its financial statements, which are prepared in the local currency, have been converted to U.S. dollars using the appropriate exchange rates. A foreign currency translation loss, which is not material to the consolidated results, is included in General and Administrative expenses for the three-month and six-month periods ended June 30, 2007.

[2] Restatement

The results for the three and six month periods ended June 30, 2006 have been restated in an amended Form 10-QSB, which was filed with the SEC on January 30, 2007. The restatement relates to the accounting for stock based compensation expense in connection with stock options granted in 2005 and how they were accounted for in 2006 under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and to add clarity to the footnote disclosures with respect to such stock based compensation expense. The restatement also relates to the accounting and reporting of the beneficial conversion feature of the preferred stock and to better define the fair value adjustments for derivatives and warrants and to add clarity to the footnote disclosures with respect to such financial instruments.

The effects of the restatement adjustments on the Company’s previously reported condensed balance sheet as of June 30, 2006 and its condensed statements of operations for the quarter and six-month period ended June 30, 2006 are summarized below. The restatement adjustments did not affect the components of the Company’s cash flows.

Condensed Balance Sheet	As Restated	As Previously Reported
Total Assets	$1,174,873	$1,174,873

Total Current Liabilities and Total Liabilities	$2,696,795	$2,629,249

Temporary Equity	$5,404	$3,644

Capital Deficit
Preferred Stock	$2,030	$3,790
Common Stock	$4,191	$4,191
Additional paid-in capital	$123,065	$108,569
Accumulated deficit	$(1,656,612)	$(1,574,570)
Total Capital Deficit	$(1,527,326)	$(1,458,020)

Condensed Statement of Operations	As Restated Quarter ended June 30, 2006	As Previously Reported Quarter ended June 30, 2006	As Restated 6 months ended June 30, 2006	As Previously Reported 6 months ended June 30, 2006
Total Revenues	$274,630	$274,630	$596,909	$596,909

Total Expenses	371,440	360,880	991,950	1,002,833

Operating Loss	(96,810)	(86,250)	(395,041)	(405,924)
Interest income	161	161	5,223	5,223
Debenture interest expense	(1,000)	(1,000)	(1,000)	(1,000)
Fair value adjustments for derivatives & warrants	(1,043,595)	(1,043,595)	(1,043,595)	(1,043,595)
Accretion adjustment for beneficial conversion feature of preferred stock	(92,925)	—	(92,925)	—

Net Loss	($1,234,169)	($1,130,684)	($1,527,338)	($1,445,296)

Note B - Going Concern - The Company continues to have negative cash flow and may not be able to continue operations

The Company’s independent public accountants, in their opinion rendered in connection with the Company’s most recent audited consolidated financial statements as of December 31, 2006, expressed substantial doubt as to the Company’s ability to continue as a going concern. During the year ended December 31, 2006 and the six-month period ended June 30, 2007, the Company did not generate sufficient cash flows from revenues to fund its operations and debt service. In June 2006, Enigma entered into a One Million Dollar ($1,000,000) convertible debenture agreement (the “Old Debenture Agreement”) with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (see Notes C and F). In July 2007, the Company entered into a new Five Hundred Thousand Dollar ($500,000) convertible debenture agreement (the “New Debenture Agreement”) with Dutchess Private Equities Fund, Ltd. as successor in interest to Dutchess Private Equities Fund, LP & Dutchess Private Equities Fund, II, LP (“Dutchess”) (see Note L.)

At June 30, 2007, the Company had a net working capital deficit of approximately $10.3 million. After adding back the derivative liability, the warrant liability, the dividend payable in connection with a preferred stock beneficial conversion feature, and deferred revenue, all of which totaled approximately $8.8 million, the Company still had a net working capital deficit of approximately $1.5 million. The Company had been required to make monthly payments to Dutchess of $104,167 on the first business day of each month of January through June 2007 in order to amortize 1/12th of the principal amount of $1,000,000 plus a 25% redemption premium. Such payments were required to be made due to the fact that the Company’s registration statement on Form SB-2 (the “Registration Statement”) (see Note C) had not yet become effective. The Registration Statement was declared effective by the SEC as of June 7, 2007.

Due to its deteriorating cash position, the Company was unable to make the full payments due in March, April, May and June and Dutchess agreed that through July 15, 2007 it would not hold the Company in default for making reduced payments on the Old Debentures (hereafter defined), but that it reserved the right to charge any penalty specified in the Old Debenture Agreement for the Company’s failure to make full payment on the Old Debentures (see Notes C, F and L.)

On July 15, 2007, the Company and Dutchess reached an agreement whereby, among other things, the Company will pay down the remaining principal of the Old Debentures ($741,333), plus a required 25% redemption premium ($185,333) plus accrued interest, on the first business day of every month commencing August 1, 2007. Accordingly, these amounts are classified entirely as current liabilities on the June 30, 2007 balance sheet.

On July 20, 2007, in connection with the July 15th agreement with Dutchess, the Company issued a new secured convertible debenture to Dutchess in the amount of $500,000 (the “New Debenture”) on similar terms to those of the Old Debenture and Dutchess agreed to forego the payment of liquidated damages (see Note C), which as of June 30, 2007 had accrued in the amount of $953,510, as reported on the June 30, 2007 balance sheet as a current liability (see Note L). No cash was received by the Company upon the issuance of the New Debenture; however the Company was relieved of the current liability for liquidated damages plus such damages that continued to accrue from June 30, 2007 to the issuance of the New Debenture, the total of which the Company estimates to have been in excess of $1,000,000.

Note C - Financing transaction

On June 28, 2006, the Company, entered into a Subscription Agreement (the “Subscription Agreement”) with Dutchess pursuant to which the Company issued secured debentures, convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the principal amount of One Million Dollars ($1,000,000) (the “Old Debentures”) (See Note F). Dutchess funded Five Hundred Thousand Dollars ($500,000) to the Company upon the initial closing and funded an additional Five Hundred Thousand Dollars ($500,000) to the Company on July 25, 2006 (the “Financing”); simultaneous with the Company’s filing of the Registration Statement with the SEC, covering the shares of Common Stock underlying the Old Debentures.

The filing of the Registration Statement was in accordance with a Debenture Registration Rights Agreement (the “Registration Rights Agreement”), which was also entered into by the Company and Dutchess on June 28, 2006, and under which the Company was obligated to register 58,000,000 shares of Common Stock underlying the exercise of the warrants (the “Old Warrants”) and the shares underlying the conversion of the Old Debentures. Also, in connection with the Financing, on June 28, 2006, the Company and Dutchess entered into the Old Debenture Agreement, a Security Agreement and a Warrant Agreement (the “Old Warrant Agreement”.)

Pursuant to the Security Agreement, the Company granted Dutchess a first priority security interest in certain property of the Company in order to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Old Debentures and exercise and discharge in full of all of the Company’s obligations under the Old Warrants.

Liquidated Damages

The Registration Rights Agreement between the Company and Dutchess provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Pursuant to the Registration Rights Agreement, liquidated damages amounting to approximately $20,000 per month, were payable by the Company, in the event that the Registration Statement was not declared effective within 90 calendar days after the Closing. Such liquidated damages were payable for each 30 calendar day period after the 90 day milestone on a pro-rata, compounded daily basis until the Registration Statement became effective. Furthermore, liquidated damages amounting to approximately $20,000 per month were payable by the Company, in the event that it failed to respond to any SEC comments or correspondence within seven business days of receipt of such by the Company and within nine business days in the case of SEC staff accounting comments. In addition, liquidated damages accrued as a result of the Company’s inability to make the full required monthly payments of $104,167 (see Note B). As a result, as of June 30, 2007, liquidated damages totaling $953,510 had been accrued by the Company in connection with these provisions, as the Registration Statement was not declared effective until June 7, 2007, the Company had required more than nine business days to respond, in each case, to the SEC staff’s numerous rounds of comments on the Registration Statement, and the inability of the Company to make the required principal payments in full. With the Registration Statement now effective, if Dutchess’ right to sell is suspended for any reason for a period of 5 business days, then the Company must pay liquidated damages in the amount of 2% of the face amount of the then outstanding Old Debentures for each 10 day calendar period that the suspension is in effect.

Exchange of Common Stock for Preferred Stock

In connection with the Financing, the Company’s two founders and principal stockholders, Colorado Stark and Alvin Estevez, each exchanged their shares of Common Stock (collectively 12,052,001 shares of Common Stock) for an aggregate 7,433,988 shares of newly issued Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), convertible initially at the rate of $0.07 (the “Initial Conversion Price”). While the Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. The number of shares issuable upon conversion of the Preferred Stock, issued as an anti-dilutive device to Colorado Stark and Alvin Estevez, work in tandem with the number of shares issuable upon conversion of the Debentures. Prior to the Financing between the Company and Dutchess, Messrs. Stark and Estevez, owned 74.2% of the Company’s Common Stock. Assuming the full conversion of the 58,000,000 shares underlying the exercise of the Old Warrants and the shares underlying the conversion of the Debentures that the Company is obligated to register, the maximum amount of dilution to be experienced by Messrs. Stark and Estevez is 15%. Such number was derived assuming Dutchess’ full conversion of the 58,000,000 shares, as well as Messrs. Stark and Estevez’ conversion of their shares of Preferred Stock into shares of the Company’s Common Stock at the Initial Conversion Price. Assuming such conversion, Dutchess would own 58,000,000 shares of the Company’s Common Stock, Messrs. Stark and Estevez would own 106,199,827 shares of the Company’s Common Stock, and the number of shares outstanding immediately prior to the time of such conversion would remain at 4,191,266. In this instance, Messrs. Stark and Estevez would own 63.1% of the Company’s Common Stock, a 15% decrease from the 74.2% of Common Stock they owned prior to entering into the Financing.

The conversion rate of Dutchess’ Old Debentures is a fluctuating 25% discount from the market price around the time of conversion, with a maximum conversion rate of $0.07 per share (the “Maximum Conversion Price”). Furthermore, the conversion rate of the Preferred Stock fluctuates with the conversion rate of Dutchess’ Old Debentures and the exercise price of the Old Warrants as set forth in Article 3.2(d) (vi) of the Certificate of Designation of the Series A Convertible Preferred Stock, and is thus a discount of 25% from current market price. Dutchess’ overall ownership at any one moment is limited to 9.9% of the outstanding shares of Common Stock in accordance with the Financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Old Debentures or exercise additional Old Warrants into shares of Common Stock. The shares of Common Stock that will be issued, if the shares of Preferred Stock are converted, will be very dilutive to the Company’s common stockholders (see Notes G and H).

Note D - Selected Significant Accounting Policies

[1]	Revenue recognition:

With respect to license fees generated from the sales of software products and subscriptions services for downloadable security software products, the Company recognizes revenues in accordance with Statement of Position (“SOP”) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance for recognizing revenues related to sales by software vendors. The Company sells its SpyHunter software with the subscription service for spyware definition updates and product support over the Internet. Customers place their orders and simultaneously provide their credit card information to the Company. Upon receipt of authorization from the credit card issuer, the Company licenses the customer to download SpyHunter over the Internet. For a fee of $29.99, the Company provides a subscription for post-contract customer support ("PCS") for a period of six months from purchase, which consists primarily of e-mail support and free updates of its SpyHunter software, as and when such updates are available. In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements, based on vendor-specific objective evidence ("VSOE") of fair value.

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

[3] Stock-based compensation expense

The Company recognizes compensation costs associated with stock options over each employee’s service period, which in all cases is the vesting period for such stock option grants. All vesting is time-based; there are no performance-based or market-based vesting requirements. SFAS 123R, which was issued in December 2004, established standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123R permitted using a modified version of prospective application under which compensation costs are recorded for unvested shares outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123R are restated. SFAS 123R became effective, for the Company, as of January 1, 2006, with early adoption permitted. Enigma adopted prospective application in 2006, and accordingly compensation costs associated with stock options that were unvested at December 31, 2005 and which vested in the first quarter of 2006 were expensed in the first quarter of 2006. This resulted in a restated charge to earnings of $108,263 in that quarter (see Note A2). For stock options that were granted in 2005, 2006 and the first and second quarters of 2007, and which vested in the first and second quarters of 2007, an expense of $251,868 and $17,507, respectively, was charged to operations and is included in General and Administrative expense on the Company’s Condensed Consolidated Statement of Operations for such periods. Since the portion of this expense related to Incentive Stock Options (“ISOs”) is not deductible for tax purposes, its recording gave rise to a deferred tax asset of approximately $90,000. However, since the Company has utilized all if its Net Operating Loss carryforwards, such benefit would not be realizable, and as a result, has been entirely offset by a valuation reserve.

[4] Net earnings (loss) per share:

Basic net earnings (loss) per share is computed by dividing the net income/loss available to common stockholders by the weighted average number of common shares outstanding. For the quarter and six-month periods ended June 30, 2007 and 2006, diluted net earnings per share would include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method, as well as the potential conversion of shares of Preferred Stock into Common Stock, the potential conversion of convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon potential exercise of Warrants. However, since such treatment for the quarters and six-month periods ended June 30, 2007 and 2006 would be anti-dilutive, the diluted net loss per share for each quarter is equivalent to basic net loss per share.

NOTE E - FIXED ASSETS

Property and equipment is comprised of the following at June 30, 2007:

		Estimated Useful Lives
Computer hardware & software	$35,671	3 years
Communications systems & equipment	2,502	3 years
Furniture and fixtures	5,590	5 - 6 years
Gross property and equipment	43,763
Less accumulated depreciation	5,152

Property and equipment, net	$38,611

Fixed assets are depreciated over their respective estimated useful lives utilizing the straight-line method. During the six-month period ended June 30, 2007, fully depreciated assets totaling $14,000, as well as the associated accumulated depreciation, were written off. In addition, the Company expended $31,307 in the acquisition of new fixed assets during that period.

NOTE F - SECURED CONVERTIBLE DEBENTURES DUE 2011

The Old Debentures bear interest at 12% per annum, payable monthly, and are due in June of 2011. However, in connection with the New Debenture Agreement (see Notes B,C & L), the maturity of the Old Debentures has been effectively accelerated and accordingly, the Old Debentures are reported as a current liability in the June 30, 2007 balance sheet. The Old Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.07 per share or seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the 20 trading days immediately preceding a notice of conversion (the “Conversion Price”). The Old Warrants are also exercisable at the Conversion Price and may be exercised any time after issuance through and including June 28, 2011. The shares of Common Stock that will be issued, if the underlying Old Debentures are converted and the Old Warrants are exercised, will be very dilutive to the Company’s common stockholders (see Note H).

The potential conversion of the Old Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of the Old Warrants give rise to a derivative liability (the “Derivative Liability” and a warrant liability (the “Warrant Liability”), respectively. The Company has calculated the potential fair value of each respective liability using the Black-Scholes-Merton option-pricing model: with the Company’s latest stock trading price of $0.30 at, or prior to, June 30, 2007; the annualized historical volatility of the Company’s stock price over a period of 28 months of 251.08%; an estimated exercise price of $0.07, equal to the Maximum Conversion Price at June 30, 2007; a discount rate of 4.97% equal to the yield on 5 year US Treasury Notes issued June 29, 2007; an estimated life of 10 months for the Old Debentures; and an estimated life of 4 years for the Old Warrants.

These calculations resulted in an estimated fair value of $2,841,420 for the convertibility feature of the Old Debentures and an estimated fair value of $4,477,276 for the Old Warrants. Such amounts were recorded as liabilities in the Company’s condensed consolidated financial statements as of June 30, 2007, giving rise to a charge to earnings for the quarter and six-month period ended June 30, 2007 of $946,543 and $5,558,602, respectively, for the fair value adjustment of derivatives and warrants.

In connection with the issuance of the Old Debentures and the calculation of the fair value of the Warrant Liability and Derivative Liability at the time of issuance, a discount of $1 million was netted against the liability for the Old Debentures, thereby reducing that liability to a net of zero. As the Old Debentures were due 60 months from the Closing, the $1,000,000 discount was to be amortized as an expense at the rate of $16,667 per month. This was done through December 31, 2006, giving rise to a discount expense on the Old Debentures for the year ended December 31, 2006 of $100,000. As a result of the principal payments required to be made to Dutchess, due to the Registration Statement not having become effective, unamortized debt discount expense ($375,000) associated with the then current portion of Old Debentures, was expensed in the quarter ended March 31, 2007. In addition, 3 months of unamortized debt discount expense ($29,167) related to the non-current portion of Old Debentures, was charged to earnings during that quarter. In connection with the New Debenture Agreement (see Note L), the balance of the unamortized debt discount, $495,833, was expensed during the quarter ended June 30, 2007.

NOTE G - TEMPORARY EQUITY

As of June 30, 2007, the Company did not have a sufficient quantity of authorized Common Stock to meet its potential obligations for the conversion of the Old Debentures, the exercise of the Old Warrants and the conversion of the Preferred Stock. At the June 30, 2007 closing stock price of $0.30, the Maximum Conversion Price was $0.07. As a result, the Old Debentures would have been convertible into 10,590,477 shares of the Company’s Common Stock, the Preferred Stock would have been convertible into 106,199,828 shares of the Company’s Common Stock, and the Old Warrants could have been exercised for 15,000,000 shares of the Company’s Common Stock. The aggregate of the common shares currently outstanding and those shares due upon the conversions and the Warrant exercise, as of June 30, 2007, was approximately 136,000,000 shares of Common Stock, which exceeded the 100,000,000 shares of Common Stock presently authorized in the Company’s Certificate of Incorporation (see Note L).

Accordingly, the excess of such shares, approximately 36,000,000, represented by 2,518,710 shares of the Company’s Preferred Stock, has been reclassified to Temporary Equity on the condensed consolidated balance sheet as of June 30, 2007, until this situation can be resolved. Management is considered its alternatives to remedy this situation, and decided to increase the number of authorized shares of Common Stock, with the consent of the Company’s shareholders (see Note L). In addition, at June 30, 2007, based on the Company’s stock trading price of $0.30 and the conversion price of the preferred shares of $0.07, a beneficial conversion feature exists with respect to the Preferred Stock. The fair value of the beneficial conversion feature at June 30, 2007 was $1,709,817, which amount increased by $371,699 from the calculation as of March 31, 2007, and by $1,616,892 from the calculation as of December 31, 2006. Accordingly, a charge to income of $371,699 and $1,616,892 was required in connection with the Preferred Stock beneficial conversion feature for the quarter and six months ended June 30, 2007, respectively. As a result, at June 30, 2007, the portion that relates to the Preferred Stock deemed to be temporary equity is $579,303, which has been classified as a dividend payable to preferred shareholders; and the portion that relates to the Preferred Stock considered to be permanent equity, which is $1,130,514, has been credited to Additional Paid-in Capital.

NOTE H - CAPITAL DEFICIT

The Company’s authorized capital stock consists of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. As of June 30, 2007, 4,191,266 shares of Common Stock were issued and outstanding, 9,000,000 shares of Common Stock were reserved for issuance upon the exercise of outstanding and future stock options (see Note I), and 58,000,000 shares of Common Stock were reserved for conversion of the Old Debentures and exercise of the Old Warrants. In addition, 7,433,988 shares of Preferred Stock were issued and outstanding. The Company will not receive any proceeds from the conversion of the Old Debentures into Common Stock but will receive proceeds from the exercise of the Old Warrants, if so exercised.

Preferred Stock - As discussed in Note C, in connection with the issuance of the Old Debentures to Dutchess, Messrs. Stark and Estevez exchanged their combined 12,052,001 shares of Common Stock for 7,433,988 shares of Preferred Stock. The terms of the Preferred Stock follow:

Voting, Dividend and Other Rights. The holders of shares of Preferred Stock shall vote together with the holders of shares of Common Stock and any other series of preferred stock or common stock that, by its terms, votes on an as-if-converted basis with the Common Stock on all matters to be voted on or consented to by the stockholders of the Company, except as may otherwise be required under the Delaware General Corporation Law. With respect to any such vote or consent, each holder of Preferred Stock shall only be entitled to vote the number of shares of Common Stock underlying the Preferred Stock that such holder has the right to convert as of the record date for determination of holders of Common Stock entitled to participate in such vote or action by consent. With respect to the payment of dividends and other distributions on the capital stock of the Company, other than the distribution of the assets upon a liquidation, dissolution or winding-up of the affairs of the Company, the Preferred Stock shall rank: (i) senior to the Common Stock of the Company, (ii) senior to any new class or series of stock of the Company that by its terms ranks junior to the Preferred Stock, or that does not provide any terms for seniority, as to payment of dividends, or (iii) on a parity with any new class or series of stock of the Company that by its terms ranks on a parity with the Preferred Stock.

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

Conversion Rights. The holders of the Preferred Stock entered into a Lock-Up Agreement with the Company, whereby the holders of Preferred Stock agreed not to convert their shares of Preferred Stock into shares of the Company’s Common Stock from February 6, 2007, until in either case ending on the earlier to occur of (i) three hundred and sixty (360) days after the effective date of the Registration Statement (which would be approximately June 1, 2008) or (ii) the date on which the full face amount, accrued interest and penalties, if any, on the Debentures have been paid or (iii) the conversion in full of the Old Debentures, any accrued interest thereon and the full exercise of the Old Warrants (either being the “Lock-Up Period”). However, the holders of the Preferred Stock may convert their shares of Preferred Stock during the Lock-Up Period upon and after the occurrence of Dutchess acquiring a percentage threshold of the shares of the Company’s Common Stock, whether through partial conversion of the shares underlying the Old Debentures or exercise of the shares underlying the Old Warrants, on a pro rata basis with subsequent conversions of Common Stock that have been issued to Dutchess as a result of conversions of the Old Debentures and exercise of the Old Warrants.

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

Each share of Preferred Stock shall automatically convert into shares of Common Stock at the then-effective conversion price, immediately upon the earlier of (i) the repayment in full by the Company of its obligations under the Old Debenture Agreement, or (ii) the conversion in full of the Old Debentures and any accrued interest thereon.

The number of shares issuable upon conversion of the Preferred Stock, issued as an anti-dilutive device to Messrs. Stark and Estevez, work in tandem with the number of shares issuable upon conversion of the Old Debentures. As discussed in the Company’s Certificate of Designation of the Preferred Stock, in the event of a conversion of the Preferred Stock, and provided that the weighted average of the price per share of the shares of Common Stock underlying the Debentures upon the conversion of such Debentures is less than the then-effective conversion price for the Preferred Stock, such conversion price shall be adjusted equitably such that it is equal to the weighted average of the price per share of the shares of Common Stock underlying the Old Debentures upon the conversion of such Old Debentures.

Since the Preferred Stock is intended to provide anti-dilution protection to the owners of the Preferred Stock, it is not considered to be a derivative as defined in FASB Opinion 133, and accordingly has not been considered in calculating the diluted weighted average of the shares outstanding.

Common Stock

Voting, Dividend and Other Rights. Each outstanding share of Common Stock will entitle the holder to one vote on all matters presented to the stockholders for a vote. Holders of shares of Common Stock will have no preemptive, subscription or conversion rights. The Company’s Board of Directors (the “Board”) will determine if and when distributions may be paid out of legally available funds to the holders. Enigma has not declared any cash dividends during the past two fiscal years with respect to the Common Stock. A declaration of any cash dividends in the future will depend on a determination by the Board as to whether, in light of earnings, financial position, cash requirements and other relevant factors existing at the time, it appears advisable to do so. In addition, the Company has not declared or paid any dividends and has no plans to pay any dividends to the stockholders.

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

NOTE I - STOCK OPTION PLAN

During the year ended December 31, 2005, the Company granted options, under the 2005 Stock Option and Grant Plan (the “Stock Option Plan”), to 18 employees, a non-employee director and several consultants to purchase an aggregate of 1,257,595 shares of the Company’s Common Stock at exercise prices ranging from $1.10-$1.26. The options were scheduled to vest over periods of up to three years, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest. Subsequent to the granting of the options, 11 employees were terminated by the Company in 2005 and their options were terminated. As a result, option grants for 319,984 shares were cancelled and returned to the Stock Option Plan, and the total number of options outstanding at December 31, 2005 was 937,611.

During April of 2006, the Company granted options under the Stock Option Plan to seven employees, a non-employee director and several consultants to purchase an additional aggregate of 1,438,000 shares of the Company’s Common Stock at exercise prices ranging from $0.065-$0.0715. These options generally vested ratably over a period of 12 months from the date of grant, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must have been satisfied in order for the option awards to fully vest. Thus, all such options are now fully vested. Accordingly, the Company recognizes compensation costs associated with stock options over each employee’s respective service period, which in all cases is the vesting period for such stock option grants.

In November of 2006, three employees of the Company, namely, Alvin Estevez, Colorado Stark and Richard Scarlata, returned a portion of their 2005 options, which totaled 391,610 shares, to the Company and the Company cancelled them, adding them back to the pool for new option grants. Also in November of 2006, the Company granted an employee of UAB Enigma options to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.03. These options were to vest over a period of three years from the date of grant, which was the requisite service period for such award. No other conditions, such as market or performance conditions, must be satisfied in order for the option award to fully vest. However, this individual’s employment was terminated in the second quarter and as part of the termination agreement, 125,000 options were deemed vested at the date of termination of employment (at the $0.03 option exercise price) and the other 875,000 shares were returned to the pool.

On March 13, 2007, the majority shareholders of the Company voted to adopt amendments to the Company’s Stock Option Plan to (a) increase the number of shares of Common Stock reserved and available for issuance under the Stock Option Plan from 3,000,000 shares of Common Stock to 9,000,000 shares of Common Stock, (b) automatically grant stock options to new members of the Board, who are not employees of the Company, to purchase 75,000 shares of Common Stock, (c) automatically grant annual stock options to every Board member, who is not an employee of the Company, to purchase 25,000 shares of Common Stock, and (d) grant one time stock options to every Board member, who is not an employee of the Company, if such individual was a member of the Board prior to the date of the amendment of the Stock Option Plan, to purchase 100,000 shares of the Common Stock. The amended Stock Option Plan became effective on May 8, 2007 in accordance with Schedule 14C Information Statement, which was filed with the SEC on April 12, 2007 and mailed to all registered shareholders shortly thereafter. As a result of that amendment, an annual option for 25,000 shares was granted to the Company’s sole independent director, Mr. McGuinn, at an exercise price of $0.25 per share. Such option vested immediately. Also, as a result of that amendment, a one time “catch-up” option for 100,000 shares was granted to Mr. McGuinn as of May 31, 2007, at an exercise price of $0.35. Such option vested immediately as well.

The following table presents the status of options outstanding under the Stock Option Plan as of June 30, 2007:

Year of Grant	# granted	# cancelled	# exercised	# outstanding	# vested	# unvested
2005	1,257,595	(711,594)	0	546,001	(366,731)	179,270
2006	2,438,000	(875,000)	0	1,563,000	(1,563,000)	0
2007	125,000	0	0	125,000	(125,000)	0
Total	3,820,595	(1,586,594)	0	2,234,001	(2,054,731)	179,270

The fair value of each stock option granted is charged to earnings as such option vests. The fair value of each stock option granted was estimated as of the date of issuance using the Black-Scholes-Merton option-pricing model. The following table shows the range of assumptions for each group of options issued:

	Options granted during the Quarter ended June 30, 2007	Options granted during the Quarter ended Mar. 31, 2007	Options granted during the Quarter ended Dec. 31, 2006	Options granted during the Quarter ended June 30, 2006	Options granted during the Fiscal Year ended Dec. 31, 2005	Pro-forma Fiscal Year ended Dec. 31, 2005
Dividend yield	0%	0%	0%	0%	0%	0%
Expected Volatility	251.08%	249.23%	210.14%	195.41%	172.78%	18.76%
Risk-Free Interest Rate	4.83%	4.51%	4.60%	4.84%	3.91-4.00%	3.91%
Expected Life	5 years	5 years	5 years	5 years	5 years	5 years

The Company does not currently pay cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Accordingly, the expected dividend yield is zero. Expected volatility is based on the average of the historical volatility for the Company’s Common Stock for the period from commencement of trading in February 2005 to the date of the calculation. The risk free interest rate is equal to the U.S. Treasury constant maturity rate for securities issued nearest the option grant date and for the period equal to the expected life of the option. Since the Company has no experience on which to base the expected lives of a stock option, five years, or ½ of the option exercise period for all grantees, other than Messrs. Stark and Estevez, was used. The option exercise period for Messrs. Stark and Estevez is five years, which was used to determine the value of their options as well.

NOTE J - PROFIT SHARING PLAN

The Company has a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"), under which eligible employees are able to make contributions that are matched, effective September 1, 2006, by the Company at the rate of 100% of an individual employee’s contribution, up to the maximum allowable by law. For 2007, that amount is generally $15,500 (for employees 50 years of age and older it is $20,500). Such amounts for 2006 were $15,000 and $20,000, respectively. Prior to September 1, 2006, the Company matched 50% of the first $10,000 of an individual employee's contribution. The Company's contributions to the 401(k) Plan for the quarters ended June 30, 2007 and 2006 were $20,738 and $0.00. Such amounts for the six month periods ended June 30, 2007 and 2006 were $58,598 and $11,921, respectively.

NOTE K - PROVISION FOR INCOME TAXES

The income tax benefit or expense for the three month periods ended June 30, 2007 and 2006 and the six month periods ended June 30, 2007 and 2006 differed from the amounts computed by applying the federal income tax rate of 34% to the pre-tax loss or income as a result of the following:

	THREE MONTHS ENDED JUNE 30, 2007	THREE MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006
COMPUTED BENEFIT	($947,742)	($18,160)	($3,259,070)	($82,360)
DEFERRED TAX ASSET ASSOCIATED WITH SHARE-BASED COMPENSATION	(5,953)	(11,445)	(91,588)	(54,214)
TOTAL CALCULATED BENEFIT	(953,695)	(29,605)	(3,350,658)	(136,574)
INCREASE IN VALUATION ALLOWANCE	953,695	29,605	3,350,658	136,574

NET BENEFIT	$—	$—	$—	$—

As the income tax benefits may not be realized, they have been entirely offset by a valuation allowance. As of December 31, 2006, the Company had fully utilized all net operating loss carryforwards.

NOTE L - SUBSEQUENT EVENTS

On July 20, 2007, the Company entered into the New Debenture Agreement with Dutchess and immediately closed the transaction pursuant to which the Company issued the New Debentures. Interest only payments are due on the New Debentures until their maturity. The New Debentures are convertible into shares of common stock of the Company at the lesser of seven cents ($.07), or seventy-five percent (75%) of the lowest closing bid price of the Company’s Common Stock during the twenty (20) trading days immediately preceding a notice of conversion. Had the New Debentures been outstanding at June 30, 2007, the Company estimates that their fair value, as calculated using the Black-Scholes-Merton option-pricing model, would have been approximately $2,100,000.

At the same time, the Company entered into a warrant agreement (the “New Warrant”) with Dutchess, whereby the Company issued to Dutchess warrants to purchase 25,000,000 shares of the Common Stock of the Company at the exercise price of $0.01 per share of Common Stock. The term of the New Warrant is five years and it contains registration rights. Had the New Warrants been outstanding at June 30, 2007, the Company estimates that their fair value, as calculated using the Black-Scholes-Merton option-pricing model, would have been approximately $7,500,000.

In consideration for the issuance of the New Debentures and the New Warrant, Dutchess has agreed that all liquidated damages due from the Company to Dutchess, which the Company and Dutchess estimate to be approximately $1,000,000 as of July 20, 2007, plus additional daily accruals, resulting principally from the Company’s failure to have its recent registration statement on Form SB-2 declared effective by the SEC prior to the deadline stipulated in the Registration Rights Agreement between the Company and Dutchess, and the inability of the Company to make the required loan principal payments resulting from such delay in effectiveness, are declared settled.

On July 30, 2007, Dutchess issued a notice of conversion to the Company requesting that $700.00 principal amount of the Old Debentures be converted at the Maximum Conversion Price of $0.07, resulting in the issuance of 10,000 shares of the Company’s Common Stock to Dutchess as of that date.

On August 9, 2007, the Board of Directors of the Company approved the issuance of an aggregate of 800,000 shares of common stock pursuant to Section 4(2) of Securities Act of 1933, as amended. The shares were issued as consideration for the retention of three firms to provide investor relations services. These firms were engaged by the Company to create and execute a public awareness campaign, to assist in responding to inquiries from potential investors, to solicit research firm coverage of the Company and to prepare and post on various websites, both proprietary and non-proprietary, research reports on the Company.

On August 9, 2007, the majority stockholders of the Company voted to increase the number of authorized Common Stock shares from 100,000,000 to 250,000,000 and the Company will file a Schedule 14C to that effect and will distribute it to each of the Company’s registered shareholders.

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

As of December 31, 2006, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. The Company did not generate sufficient cash flows from revenues during the year ended December 31, 2006 to fund its operations. Also, as of December 31, 2006, the Company had negative net working capital of approximately $2 million. In addition, as discussed in Notes A, B and Q of the Notes to Consolidated Financial Statements for the year ended December 31, 2006, the Company was required, beginning January 1, 2007 to make substantial amortizing principal and debt redemption premium payments, which payments put further strain on the Company’s limited cash resources. In fact, the Company was unable to make all of the required payments and was compelled to renegotiate a portion of its earlier financing agreements with its secured lender, Dutchess Private Equities Fund, Ltd. as successor in interest to Dutchess Private Equities Fund, LP & Dutchess Private Equities Fund, II, LP (“Dutchess”). These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to have negative cash flow.

The Company has agreed to make monthly amortizing principal and debt redemption premium payments to Dutchess with respect to the Old Debentures (see Note L of Notes to Condensed Consolidated Financial Statements), as well as monthly interest payments with respect to the Old Debentures and the New Debentures. The total of such monthly payments are expected to average approximately $100,000 over each of the next 10 months. The Company believes that if the present level of sales activity continues or increases, its working capital resources should be adequate to meet its obligations to Dutchess and to continue its operations. However, actual results may be better or worse than anticipated, depending upon the Company’s actual sales results, and if and when Dutchess decides to convert a portion of its Old Debentures for shares of the Company’s Common Stock and/or exercise a portion of its Old Warrants.

At June 30, 2007, the Company had a net working capital deficit of approximately $10.3 million. After adding back the derivative liability, the warrant liability, the dividend payable in connection with a preferred stock beneficial conversion feature, and deferred revenue, all of which totaled approximately $8.8 million, the Company still had a net working capital deficit of approximately $1.5 million. The Company had been required to make monthly payments to Dutchess of $104,167 on the first business day of each month of January through June 2007 in order to amortize 1/12th of the principal amount of $1,000,000 plus a 25% redemption premium. Such payments were required to be made due to the fact that the Company’s registration statement on Form SB-2 (the “Registration Statement”) (see Note C of Notes to the Condensed Consolidated Financial Statements) had not yet become effective. The Registration Statement was declared effective by the SEC as of June 7, 2007. The Company was unable to make the full payments due in March, April, May and June, due to its deteriorating cash position. Dutchess had agreed that through July 15, 2007, it would not hold the Company in default for making reduced payments on the Old Debentures, but that it reserved the right to charge any penalty specified in the Debenture Agreement for the Company’s failure to make full payment on the Debentures (see Notes C, F and L of Notes to the Condensed Consolidated Financial Statements.)

On July 15, 2007 the Company and Dutchess reached an agreement whereby the Company will pay down the remaining principal of the Old Debentures ($741,333) plus a required 25% redemption premium ($185,333) plus accrued interest, on the first business day of every month commencing August 1, 2007. In addition, on July 20, 2007, in connection with the July 15th agreement, the Company issued a new secured convertible debenture (the “New Debenture”) to Dutchess in the amount of $500,000 on similar terms to those of the Old Debentures and Dutchess agreed to forego the payment of liquidated damages (see Note C), which as of June 30, 2007 were $953,510, as reported on the accompanying balance sheet as a current liability (see Note L of Notes to the Condensed Consolidated Financial Statements.) No cash was received by the Company upon the issuance of the New Debenture; however the Company was relieved of the current liability for liquidated damages as of June 30, plus such liquidated damages that continued to accrue until the issuance of the New Debenture, the total of which the Company estimates to have been in excess of $1,000,000.

If all sales were to cease, and without reducing expenditures accordingly, the Company’s working capital reserves would be depleted within weeks. Therefore, if this situation were to occur, the Company would require additional funds of approximately $4.0 million in order to continue operations for the next 12 months and meet its obligations to Dutchess. Please refer to Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. With only eight employees at the Company, of which only one full-time employee and one part-time employee are involved in the financial function, there is very limited segregation of duties, which the Company has identified as a material weakness in our internal controls. However, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash, but total segregation of duties is not practicable. At June 30, 2007, the Company’s foreign subsidiary, UAB Enigma Software LT, (”UAB Enigma”) had 19 employees, none of whom are involved in the financial function. UAB Enigma uses an outside accounting service for recording, processing, summarizing and reporting transactions.

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

From 1999 to 2003, we were engaged in analyzing the consumer software and internet service markets, which ultimately led to the development of SpyHunter, which was launched in 2003. As a result, we first derived cash from sales of consumer software security and privacy products in 2003. In 2005 and 2006, we attempted to develop an internet advertising search engine and spent considerable hours and dollars developing this service, however, our lack of success in this regard, has led us to abandon our efforts. You must consider our business and prospects in light of the risks and difficulties that we have encountered, and will continue to encounter, as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

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

The markets for certain of our products and services are new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively, and in a timely manner, and to offer products and services that meet these demands. The development of new or enhanced software products and services is a complex and uncertain process. We are currently working on adding additional features to our SpyHunter product, which are primarily two sets of changes that we are in the process of implementing.  The first set contains features that will actively monitor a user’s computer in order to prevent new spyware infections; a scheduler to automatically check for new infections on the machine; and Domain Name Server (“DNS”) protection to prevent companies from spoofing URL's to trick users.  These are features that most of our competitors have and we do not.  Adding these features will make our product more competitive. The second set of changes contains features that we are adding, which will be transparent to the user as additional features but will make our product more effective. It will contain the ability to remove security threats at the WinLogon Notify level.  Historically, almost all of our revenue has come from our SpyHunter product, and we anticipate the majority of our revenue during the remainder of 2007 will be derived from enhanced versions of SpyHunter. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements. Further, we may experience delays in market acceptance of new products or product enhancements as customers evaluate the advantages and disadvantages of upgrading to our new products or services.

Recently, our software product, SpyHunter, has been designated as a security threat by certain competitors. The Company has disputed these designations and most of them have been withdrawn. However, other competitors may make similar allegations in the future, and if the Company is not able to successfully dispute such allegations, our customers may cease to purchase our product and result in a decrease in our revenues.

Several of the Company’s competitors recently identified the Company’s core software product, SpyHunter, as a security threat to computers. The Company vigorously disputed these determinations that our product is a security threat, and most of the competitors have withdrawn the designation. We continue to dispute the other allegations. Other competitors of the Company have made similar claims before, and the Company has been successful in disputing them as well. However, if other competitors make similar allegations in the future and we are unsuccessful in our efforts to defend our product against any such security threat designation, the acceptance of our product, as well as the revenue stream we receive as a result of the sales of our product, may substantially decrease.

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

The costs associated with the restructuring included $302,000 in equipment writedowns, $123,000 to terminate the primary office lease and $21,000 to terminate the lease with the data center. Furthermore we estimate that during 2004 and 2005, approximately 70% of our efforts were focused on developing new products and services. All of these potential new products and services have been abandoned and we currently have no plans to pursue them again or reuse what we had developed.

We reduced our monthly operating cash requirements from an average of $202,000 per month during 2005 to an average of $152,000 in 2006. However, during the first six months of 2007, our monthly operating cash needs averaged $236,000, principally as a result of a stepped-up marketing program and the operation of UAB Enigma. In addition, our monthly cash requirements for debt service, including principal reduction payments, debt reduction premium payments and interest, averaged an additional $62,000. Going forward, we expect operating cash needs to continue at the same monthly rate and our monthly debt service to average $100,000 until the Old Debenture is fully paid off in April 2008.

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

There can be no assurance that we will be able to enhance our SpyHunter product or develop a new product or implement a business model that will be profitable. Previously, our product sales were non-recurring and substantially all of our reported and deferred revenue for 2003, 2004, 2005, 2006 and the first six months of 2007 should be deemed as non-recurring revenue.

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

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

Our Common Stock has been trading in the public market for about 2.5 years. Until very recently, trading volume has been extremely light, as approximately 59% of our outstanding shares are unregistered and cannot yet be traded. We cannot predict the extent to which a trading market will develop for our Common Stock or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	Quarterly variations in our results of operations or those of our competitors.

●	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

●	Disruption to our operations.

●	The emergence of new sales channels in which we are unable to compete effectively.

●	Our ability to develop and market new and enhanced products on a timely basis.

●	Commencement of, or our involvement in, litigation.

●	Any major change in our board of directors or management.

●	Changes in governmental regulations or in the status of our regulatory approvals.

●	Changes in earnings estimates or recommendations by securities analysts.

●	General economic conditions and slow or negative growth of related markets.

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

●
Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on our board of directors.

●
Our stockholders may act by written consent, provided that such consent is signed by all the shareholders entitled to vote with respect to the subject matter thereof. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders’ meeting.

●	Our Certificate of Incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

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

Our Common Stock has a small public float and future sales of our Common Stock, or sales of registered shares or shares subject to SEC Rule 144 may negatively affect the market price of our Common Stock.

As of August 9, 2007, the most recent trading day in our Common Stock, there were 4,601,266 shares of our Common Stock outstanding, at a closing market price of $0.17 for a total market valuation of approximately $759,000. Our Common Stock has a public float of approximately 1.8 million shares, which shares are in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These approximate 1.8 million shares are held by a relatively small number of stockholders of record. We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales of substantial amounts of Common Stock, including future shares issued upon the exercise of 40,000,000 Warrants, future shares issued upon the conversion of Debentures, or upon Colorado Stark and Alvin Estevez converting their Preferred Stock into Common Stock, or upon exercise of stock options (of which 2,054,731 were fully vested as of June 30, 2007 and an additional approximate 6.9 million shares were either unvested or reserved for issuance), or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our Common Stock.

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

General Discussion on Results of Operations and Analysis of Financial Condition

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the three-month and six-month periods ended June 30, 2007 and 2006, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

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

For sales of SpyHunter 1 series that occurred during the years ended December 31, 2003 and 2004, as well as during the month of January 2005, this PCS was provided for an indefinite period into the future. However, with the introduction at the end of January 2005 of our new and improved product, SpyHunter 2.0, PCS was limited to one year from the date of purchase. For SpyHunter 2.7, which was introduced in May 2006, and which replaced SpyHunter 2.0, and for SpyHunter 2.8, which was introduced in October 2006, and represents an upgrade over SpyHunter 2.7, as well as for SpyHunter 2.9, which was introduced in March 2007 and which contains further upgrades, PCS is limited to six months. Licensees of the SpyHunter 1 series were provided with PCS up until March 10, 2005, from which point forward we no longer supported that product, and at which time we began to recognize all of the revenue from the sales of SpyHunter series 1.

SpyHunter 2.7, 2.8 and 2.9 contain improvements that are in recognition of the more challenging security threats that the Company noted in early 2006 and were developed in response to the needs of our customers. As part of Enigma’s renewed commitment to quality and customer satisfaction, spyware definition updates are a major facet of our customer support.

Because of the continuing threat of new spyware and adware, SpyHunter is not functional without these definition updates, which comprise the bulk of our PCS. The remainder of PCS consists of e-mail and telephonic customer support, which makes the product user friendly. Accordingly we believe that all of the value is attributable to PCS, and hence, the revenue from sales is attributable entirely to PCS and was deferred and recognized over 12 months in the case of the SpyHunter 2.0 and over 6 months in the case of SpyHunter 2.7 and 2.8; and is deferred and recognized over 6 months in the case of SpyHunter 2.9, in each case being the respective periods of PCS. Also in each case we utilize the ½ month convention in the month of sale and the corresponding final month of PCS. For all products, the renewal rate for PCS was and is $29.99, the same as the original sales price.

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

Reserves for Product Returns

Our policy with respect to product returns is spelled out in our End User License Agreement (“EULA”), which states “…products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis.” As of June 30, 2007, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept greater or fewer products for return.

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

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

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

Revenues

For the three-month periods ended June 30, 2007 and 2006, revenues from the sale of software products and subscriptions were $704,665, and $254,481, respectively. For the six-month periods ended June 30, 2007 and 2006, revenues from the sale of software products and subscriptions were $1,252,597 and $551,921, respectively. This increase of approximately 127% for the current year six-month period reflects both an increase in the number of new subscriptions, as a result of our increased marketing efforts, as well as an increase in the number of renewals, resulting from the reduction in the subscription period from 12 months to 6 months.

Actual unit sales, net of credits and chargebacks, for the first six-months of 2007 were 5 times greater than those for the comparable prior year period. Net unit sales increased from 10,504 in the first-six-months of 2006 to 52,910 in the first six months of 2007. Since a change in the subscription period from 12 months to 6 months also results in a 50% reduction of the deferral period for revenues, this change has a skewing effect in the comparability of amounts of reported revenues from one year to the next. With respect to that skewing difference, while it cannot be quantified precisely, it should be noted that as of June 30, 2007, deferred revenue as reported on the balance sheet was $909,610 as compared to $336,459 as of June 30, 2006, an increase of $573,151. Also, the change in deferred revenue for each six-month period, as reported in the Condensed Consolidated Statements of Cash Flows, was an increase in deferred revenue for the current year period, a “source of cash” of $382,405, while for the prior year comparable period, the decrease in deferred revenue had the effect of being a “use of cash” of $233,152.

For the three-months and six-months ended June 30, 2007, commission income and other revenue was $64,966 and $117,363, respectively, while for the comparable prior year periods, such revenue was $20,149 and $44,988, respectively. The increases are primarily attributable to commissions earned on sales of third-party owned products.

Expenses

Total expenses for the three-month periods ended June 30, 2007 and 2006 were $795,283 and $371,440, respectively. For the six-month periods ended June 30, 2007 and 2006, total expenses were $1,829,728 and $991,950.

	Three Months Ended June 30, 2007	Restated Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Restated Six Months Ended June 30, 2006
Marketing and selling	$314,663	$26,378	$517,617	$46,805
General and administrative	451,822	343,896	1,275,878	942,812
Depreciation and amortization	28,798	1,166	36,233	2,333
Total expenses	$795,283	$371,440	$1,829,728	$991,950

For the three months ended June 30, 2007, marketing and selling expenses increased by approximately $288,000, which was almost 11 times greater than such expenses for the comparable prior year period. For the six months ended June 30, 2007, marketing and selling expenses increased by approximately $471,000, which was almost 10 times greater than such expenses for the comparable prior year period. Marketing and selling expenses include both the cost of advertising and the cost of commissions paid to third-parties for sales of SpyHunter on their respective websites. Thus, these increases were both responsible for and reflective of the increased unit sales discussed above under revenues. Marketing costs, which are expensed as incurred, relate directly to the level of unit sales activity for new subscriptions, as opposed to the revenue reported for the period, which may have been entirely or partially deferred, in accordance with SOP 97-2, as discussed above.

For the quarter and six months ended June 30, 2007, general and administrative expenses increased by approximately $108,000 (31%) and $333,000 (33%), respectively. The increase for the quarter was principally due to expenses associated with UAB Enigma and the increased cost of the Company’s 401-k Plan matching formula, while the increase for the six-month period primarily reflects the same two costs as well as the non-cash increase in the cost of stock-based compensation expense.

Depreciation and amortization expense increased by approximately $28,000 for the quarter ended June 30, 2007, when compared to the comparable prior year quarter and by approximately $34,000 for the six-moth period as compared to the comparable prior year period. These increases were almost entirely due to the acquisition of fixed assets by UAB Enigma.

Operating Loss and Net Loss

As a result of the foregoing the Company incurred an operating loss of $25,652 for the quarter ended June 30, 2007, compared to an operating loss of $96,810 for the comparable prior year quarter, and an operating loss of $459,768 for the six-month period ended June 30, 2007, compared to an operating loss of $395,041 for the comparable prior year period.

These losses were further increased by the incurrence of costs associated with the Dutchess Financing: namely; debenture interest expense, fair value adjustments for derivatives and warrants and accretion adjustments for the beneficial conversion feature of the Preferred Stock, for both the quarters and six-month periods ending June 30, 2007 and 2006; and by the incurrence of a provision for liquidated damages, a provision for debenture redemption premiums and the recognition of discount expense on convertible debentures in the case of the quarter and six-month period ending June 30, 2007.

Liquidity and Capital Resources for the Six-Month Periods Ended June 30, 2007 and 2006

As of June 30, 2007, we had cash and cash equivalents of $208,609. This compares unfavorably to cash and cash equivalents of $465,018 as of June 30, 2006, and unfavorably to cash and cash equivalents of $471,254 at December 31, 2006.

Net cash provided by operating activities of approximately $92,000 for the six months ended June 30, 2007 compares favorably to net cash used in operating activities of approximately $412,000 for the comparable prior year period. The positive swing in net cash provided by operating activities of approximately $500,000 principally reflects the increase in unit sales for the period, as discussed above under revenues.

Net cash used in investing activities for the six months ended June 30, 2007 was approximately $31,000, and principally represents capital expenditures for furniture and computers for UAB Enigma.

Net cash used in financing activities for the six months ended June 30, 2007 was approximately $323,000 and represents a portion of the payments required to be made to Dutchess due to the fact that the Registration Statement had not become effective. As discussed in Notes to Condensed Consolidated Financial Statements, Dutchess had agreed that through July 15, 2007, it would not hold Enigma in default specifically for reduced payments due on the Debentures, but that it reserved the right to charge any penalty specified in the Debenture Agreement for the Company’s failure to make full payment on the Debentures. On July 15, 2007, the Company and Dutchess reached agreement concerning these penalties and on July 20, 2007, the Company issued a new secured convertible debenture and a new warrant agreement to Dutchess. Please se Note L in Notes to Condensed Consolidated Financial Statements, as of June 30, 2007.

Had Dutchess and the Company not reached agreement on July 15, 2007, the Company would now be out of business, as through June 30, 2007 such additional payments due to Dutchess would have exceeded $1.25 million. Of that amount, approximately $302,000 was due to Dutchess for mandatory debenture reduction and debenture redemption premium payments and an additional approximate $953,000 was due for liquidated damage payments.

A part of the July 15, 2007 agreement, the Company has agreed to make monthly amortizing principal and debt redemption premium payments to Dutchess with respect to the Old Debentures (see Note L of Notes to Condensed Consolidated Financial Statements), as well as monthly interest payments with respect to the Old Debentures and the New Debentures. The total of such monthly payments are expected to average approximately $100,000 over each of the next 10 months. In addition, the Company’s monthly operating expenses are expected to average $236,000 over the same period. The Company believes that if the present level of sales activity continues or increases, its working capital resources should be adequate to meet its obligations to Dutchess and to continue its operations. However, actual results may be better or worse than anticipated, depending upon the Company’s actual sales results, and if and when Dutchess decides to convert a portion of its Debentures for shares of the Company’s Common Stock and/or exercise a portion of its Warrants.

The Company’s liquidity position continues to be extremely severe, as without the funds derived from the sale of Old Debentures to Dutchess in June of 2006, the Company would have run out of cash in July 2006; and without forbearance from Dutchess until July 15, 2007 and the successful negotiation of the July 15th agreement, we would have run out of cash in July of 2007.

This situation was anticipated in the Company’s earlier filings, as is evidenced by the going concern opinions included in its 2005 and 2006 audited financial statements.

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

A material weakness in the Company’s disclosure controls and procedures existed as of June 30, 2007, due to the Company’s limited number of employees. With regard to such personnel, there was a weakness as a result of the limited segregation of duties amongst our employees.

During the fiscal quarter ended June 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was performed by our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

On July 20, 2007, Enigma Software Group, Inc., a Delaware corporation (the “Company”), entered into a new Debenture Agreement (the “New Debenture Agreement”) with its secured lender, Dutchess Private Equities Fund, Ltd. as successor in interest to Dutchess Private Equities Fund, LP & Dutchess Private Equities Fund, II, LP (“Dutchess”) and immediately closed the transaction pursuant to which the Company issued secured debentures, convertible into shares of common stock of the Company, in the principal amount of five hundred thousand dollars ($500,000) (the “New Debentures”). The New Debentures bear interest at 12% per annum and are due in July of 2012. Interest only payments are due on the New Debentures until their maturity. The New Debentures are convertible into shares of common stock of the Company at the lesser of seven cents ($.07), or seventy-five percent (75%) of the lowest closing bid price of the Company’s common stock during the twenty (20) trading days immediately preceding a notice of conversion.

At the same time, the Company entered into a Warrant Agreement (the “New Warrant Agreement” or the “New Warrant”) with Dutchess, whereby the Company issued to Dutchess warrants to purchase 25,000,000 shares of the common stock of the Company at the exercise price of $0.01 per share of common stock. The term of the New Warrant is five years and it contains registration rights.

On August 9, 2007, the Board of Directors of the Company approved the issuance of an aggregate of 800,000 shares of common stock pursuant to Section 4(2) of Securities Act of 1933, as amended. The shares were issued as consideration for the retention of three firms to provide investor relations services. These firms were engaged by the Company to create and execute a public awareness campaign, to assist in responding to inquiries from potential investors, to solicit research firm coverage of the Company and to prepare and post on various websites, both proprietary and non-proprietary, research reports on the Company.

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

ENIGMA SOFTWARE GROUP, INC.

Date: August 13, 2007	By:	/s/ Alvin J. Estevez
Alvin J. Estevez, President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer