Form 10QSB
period 2007-09-30
ENIGMA SOFTWARE GROUP, INC
filed 2007-11-13
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,510,522 shares of Common Stock, $0.001 par value, outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ENIGMA SOFTWARE GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Enigma Software Group, Inc.
Condensed Consolidated Balance Sheet
September 30, 2007
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$297,365
Accounts receivable	346,128
Prepaid expenses	16,125
Deferred expense, net	93,288
Other current assets	11,648
Total current assets	764,554

Property and equipment, net	38,661
Deferred financing costs, net	38,902
Other assets	26,098

Total Assets	$868,215

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$194,345
Accrued debenture interest	10,584
Current portion of secured convertible debentures, due 2011	629,300
Debenture redemption premium payable	157,325
Derivative liability	2,763,390
Warrant liability	8,771,955
Deferred revenue	1,030,035
Total current liabilities	13,556,934

Secured convertible debentures, due 2011, less current portion	-
Secured convertible debentures, due 2012	25,000
Commitments and contingencies
Total Liabilities	13,581,934

CAPITAL DEFICIT
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized;
7,433,988 issued and outstanding	7,434
Common stock, par value $0.001, 250,000,000 shares authorized;
5,001,266 issued and outstanding	5,001
Additional paid-in capital	2,100,248
Accumulated deficit	(14,826,402)
Total capital deficit	(12,713,719)
Total Liabilities and Capital Deficit	$868,215

See notes to condensed consolidated financial statements.

Enigma Software Group, Inc.
Condensed Consolidated Statements of Operations
For the three-month and nine month periods ended September 30,
(unaudited)

	Three Month Periods				Nine Month Periods
	ended September 30,				ended September 30,
			Restated				Restated
	2007		2006		2007		2006
Revenues:
Sales of software products and subscriptions		$885,033		$258,714		$2,137,630	$810,635
Commission income and other revenue		69,089		23,448		186,452	68,436
Total revenues		954,122		282,162		2,324,082	879,071

Expenses:
Marketing and selling		258,620		39,260		776,237	86,065
General and administrative		1,075,304		448,773		2,351,182	1,391,585
Depreciation and amortization		39,529		5,917		75,762	8,250
Total expenses		1,373,453		493,950		3,203,181	1,485,900

Operating loss		(419,331)		(211,788)		(879,099)	(606,829)

Interest income		272		5,605		1,336	10,828
Debenture interest expense		(32,766)		(30,000)		(81,019)	(31,000)
Credit (provision) for liquidated damages		453,510				(403,705)
Credit (provision) for debenture redemption premium		175				(145,658)
Discount expense on convertible debentures		(25,000)		(50,000)		(925,000)	(50,000)
Fair value adjustments for derivatives and warrants		(3,716,649)		214,103		(9,275,251)	(829,492)
Accretion adjustment for beneficial conversion feature of Preferred Stock		594,724		27,878		(1,022,168)	(65,047)
Loss before income tax provision		(3,145,065)		(44,202)		(12,730,564)	(1,571,540)
Income tax provision

Net loss		$(3,145,065)		$(44,202)		$(12,730,564)	$(1,571,540)

Basic net loss per common share	$	(0.68)	$	(0.01)	$	(2.93)	$(0.13)
Diluted net loss per common share	$	(0.68)	$	(0.01)	$	(2.93)	$(0.13)

Weighted average shares outstanding:
Basic		4,658,983		4,191,266		4,348,885	12,049,347
Diluted		4,658,983		4,191,266		4,348,885	12,049,347

See notes to condensed consolidated financial statements.

Enigma Software Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30,
(unaudited)

	2007	2006
		Restated
Cash flows from operating activities:
Net loss	$(12,730,564)	$(1,571,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Fair value adjustments for derivatives and warrants	9,275,251	829,492
Accretion adjustment for beneficial conversion feature of Preferred Stock	1,022,168	65,047
Discount expense on convertible debentures	925,000	50,000
Provision for liquidated damages	403,705
Provision for debenture redemption premiums	145,658
Stock based compensation expense	745,220	163,778
Depreciation and amortization	75,762	8,250
Changes in:
Accounts receivable	(93,741)	(52,908)
Prepaid expenses	(16,125)	4,022
Other current assets	(10,378)
Other assets	(15,010)	(16,249)
Accounts payable and accrued expenses	93,040	77,404
Accrued debenture interest	584	10,000
Income taxes payable		(86,166)
Deferred revenue	502,830	(204,824)

Net cash provided by (used in) operating activities	323,400	(723,694)

Cash flows from investing activities:
Purchase of property and equipment	(34,789)
Net cash used in investing activities	(34,789)

Cash flows from financing activities:
Repayment of current portion of secured convertible debentures, due 2011	(370,000)
Payment of accrued debenture redemption premium	(92,500)
Issuance of secured convertible debentures, due 2011		1,000,000
Deferred financing costs in connection with issuance of convertible debentures		(95,000)
Net cash (used in) provided by financing activities	(462,500)	905,000

Net (decrease) increase in cash and cash equivalents	(173,889)	181,306
Cash and cash equivalents - beginning of period	471,254	472,008

Cash and cash equivalents - end of period	$297,365	$653,314

See notes to condensed consolidated financial statements.

Enigma Software Group, Inc.
Notes to Condensed Consolidated Financial Statements
For the three-month and nine-month periods ended September 30, 2007
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

The unaudited condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, which are not material to the consolidated results. The only intercompany transactions are investments in and advances to subsidiaries, which have been eliminated in consolidation. UAB Enigma Software Group LT (“UAB Enigma”), one of the Company’s wholly-owned subsidiaries, is a foreign corporation formed under the laws of the Republic of Lithuania. UAB Enigma, which is a cost center, has no revenues other than intercompany revenues. UAB Enigma commenced operations in the fourth quarter of 2006 and its financial statements, which are prepared in the local currency, have been converted to U.S. dollars using the appropriate exchange rates. A foreign currency translation loss, which is not material to the consolidated results, is included in General and Administrative expenses for the three-month and nine-month periods ended September 30, 2007.

[2] Restatement

The results for the three and nine month periods ended September 30, 2006 have been restated in an amended Form 10-QSB, which was filed with the SEC on January 30, 2007. The restatement relates to the accounting for stock based compensation expense in connection with stock options granted in 2005 and 2006 and how they were accounted for in 2006 under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (revised 2004”) and to add clarity to the footnote disclosures with respect to such stock based compensation expense. The restatement also relates to the accounting and reporting of the beneficial conversion feature of the preferred stock and to better define the fair value adjustments for derivatives and warrants, as well as to add clarity to the footnote disclosures with respect to such financial instruments.

The effects of the restatement adjustments on the Company’s previously reported condensed balance sheet as of September 30, 2006 and its condensed statements of operations for the quarter and nine months ended September 30, 2006 are summarized below. The restatement adjustments did not affect the components of the Company’s cash flows.

Condensed Balance Sheet	As Restated	As Previously Reported
Total Assets	$871,267	$871,267

Total Current Liabilities	$2,387,752	$2,336,767

Total Liabilities	$2,437,752	$2,336,767

Temporary Equity	$6,313	$4,444

Capital Deficit
Preferred Stock	$1,121	$2,990
Common Stock	4,191	4,191
Additional paid-in capital	122,704	108,569
Accumulated deficit	(1,700,814)	(1,585,694)

Total Capital Deficit	$(1,572,798)	$(1,469,944)

	As Restated	As Previously Reported	As Restated	As Previously Reported
Condensed Statement of Operations	Quarter ended Sept. 30, 2006	Quarter ended Sept. 30, 2006	9 months ended Sept. 30, 2006	9 months ended Sept. 30, 2006

Total Revenues	$282,162	$282,162	$879,071	$879,071

Total Expenses	493,950	478,742	1,485,900	1,481,575

Operating Loss	(211,788)	(196,580)	(606,829)	(602,504)
Interest income	5,605	5,605	10,828	10,828
Debenture interest expense	(30,000)	(30,000)	(31,000)	(31,000)
Discount expense - convertible debentures	(50,000)	-	(50,000)	-
Fair value adjustments for derivatives & warrants	214,103	209,851	(829,492)	(833,744)
Accretion adjustment for beneficial conversion feature of preferred stock	27,878	-	(65,047)	-

Net Loss	( $44,202)	($ 11,124)	($1,571,540)	($1,456,420)
Net loss per common share - basic and diluted	($0.01)	($0.00)	($0.13)	($0.12)

Note B - Going Concern - The Company continues to have negative cash flow and may not be able to continue operations

The Company’s independent public accountants, in their opinion rendered in connection with the Company’s most recent audited consolidated financial statements as of December 31, 2006, expressed substantial doubt as to the Company’s ability to continue as a going concern. During the year ended December 31, 2006 and the nine-month period ended September 30, 2007, the Company did not generate sufficient cash flows from revenues to fund its operations and debt service. In June 2006, Enigma entered into a One Million Dollar ($1,000,000) convertible debenture agreement (the “Old Debenture Agreement”) with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (see Notes C and F). In July 2007, the Company entered into a new Five Hundred Thousand Dollar ($500,000) convertible debenture agreement (the “New Debenture Agreement”) with Dutchess Private Equities Fund, Ltd. as successor in interest to Dutchess Private Equities Fund, LP & Dutchess Private Equities Fund, II, LP (“Dutchess”.)

At September 30, 2007, the Company had a net working capital deficit of approximately $12.8 million. After adding back the derivative liability, the warrant liability, and deferred revenue, all of which totaled approximately $12.6 million, the Company still had a net working capital deficit of approximately $227,000. The Company had been required to make monthly payments to Dutchess of $104,167 on the first business day of each month of January through June 2007 in order to amortize 1/12th of the principal amount of $1,000,000, plus a 25% redemption premium. Such payments were required to be made due to the fact that the Company’s registration statement on Form SB-2 (the “Registration Statement”) (see Note C) had not yet been declared effective. The Registration Statement was declared effective by the SEC as of June 7, 2007.

Due to its deteriorating cash position, the Company was unable to make the full payments due in March, April, May and June and Dutchess agreed that through July 15, 2007 it would not hold the Company in default for making reduced payments on the Old Debentures (hereafter defined), but that it reserved the right to charge any penalty specified in the Old Debenture Agreement for the Company’s failure to make full payment on the Old Debentures (see Notes C and F.) Through June 30, 2007, such penalty had accrued to the sum of $745,923.

On July 15, 2007, the Company and Dutchess reached an agreement whereby, among other things, the Company agreed to pay down the remaining principal of the Old Debentures, plus a required 25% redemption premium, plus accrued interest, on the first business day of every month commencing August 1, 2007. Accordingly, these liabilities are classified entirely as current liabilities on the accompanying balance sheet. During the quarter ended September 30, 2007, the Company paid Dutchess $111,333 in principal reductions and $27,833 in redemption premiums. There can be no assurance that the Company will be able to make the revised payments, due to uneven cash flow and fluctuating revenues. This may result in Dutchess declaring a default, which would result in an acceleration of the debt.

On July 20, 2007, in connection with the New Debenture Agreement the Company issued a new secured convertible debenture to Dutchess in the amount of $500,000 (the “New Debenture”) on similar terms to those of the Old Debenture and Dutchess agreed to forego the payment of liquidated damages (see Note C), which as of June 30, 2007 had accrued in the amount of $953,510. No cash was received by the Company upon the issuance of the New Debenture; however the Company was relieved of the current liability for liquidated damages, plus such damages that continued to accrue from June 30, 2007 to the issuance of the New Debenture, the total of which the Company estimates to have been in excess of $1,000,000.

Note C - Financing transaction

On June 28, 2006, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Dutchess pursuant to which the Company issued secured debentures, convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the principal amount of One Million Dollars ($1,000,000) (the “Old Debentures”) (See Note F). Dutchess funded Five Hundred Thousand Dollars ($500,000) to the Company upon the initial closing and funded an additional Five Hundred Thousand Dollars ($500,000) to the Company on July 25, 2006 (the “Financing”); simultaneous with the Company’s filing of the Registration Statement with the SEC, covering the shares of Common Stock underlying the Old Debentures.

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

Liquidated Damages

The Registration Rights Agreement between the Company and Dutchess provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Pursuant to the Registration Rights Agreement, liquidated damages amounting to approximately $20,000 per month, were payable by the Company, in the event that the Registration Statement was not declared effective within 90 calendar days after the closing of the Financing. Such liquidated damages were payable for each 30 calendar day period after the 90 day milestone on a pro-rata, compounded daily basis, until the Registration Statement was declared effective. Furthermore, liquidated damages amounting to approximately $20,000 per month were payable by the Company, in the event that it failed to respond to any SEC comments or correspondence within seven business days of receipt of such by the Company and within nine business days in the case of SEC staff accounting comments. In addition, liquidated damages accrued as a result of the Company’s inability to make the full required monthly payments of $104,167 (see Note B). As a result, as of June 30, 2007, liquidated damages totaling $953,510 had been accrued by the Company in connection with these provisions, as the Registration Statement was not declared effective until June 7, 2007, the Company had required more than nine business days to respond, in each case, to the SEC staff’s numerous rounds of comments on the Registration Statement, and the inability of the Company to make the required principal payments in full. However, as discussed in Note B, in connection with the New Debenture Agreement, the Company was relieved of the liability for such liquidated damages, plus such damages that had continued to accrue from June 30, 2007 to the issuance of the New Debenture. With the Registration Statement now declared effective, if Dutchess’ right to sell is suspended for any reason for a period of 5 business days, then the Company must pay liquidated damages in the amount of 2% of the face amount of the then outstanding Old Debentures for each 10 day calendar period that the suspension is in effect.

Exchange of Common Stock for Preferred Stock

In connection with the Financing, the Company’s two founders and principal stockholders, Colorado Stark and Alvin Estevez, each exchanged their shares of Common Stock (collectively 12,052,001 shares of Common Stock) for an aggregate 7,433,988 shares of newly issued Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), convertible initially at the rate of $0.07 (the “Initial Conversion Price”). While the Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. The number of shares issuable upon conversion of the Preferred Stock, issued as an anti-dilutive device to Colorado Stark and Alvin Estevez, work in tandem with the number of shares issuable upon conversion of the Debentures. Prior to the Financing between the Company and Dutchess, Messrs. Stark and Estevez, owned 74.2% of the Company’s Common Stock. Assuming the full conversion of the 58,000,000 shares underlying the exercise of the Old Warrants and the shares underlying the conversion of the Old Debentures that the Company was obligated to register, the maximum amount of dilution to be experienced by Messrs. Stark and Estevez is 15%. Such number was derived assuming Dutchess’ full conversion of the 58,000,000 shares, as well as Messrs. Stark and Estevez’ conversion of their shares of Preferred Stock into shares of the Company’s Common Stock at the Initial Conversion Price. Assuming such conversion, Dutchess would own 58,000,000 shares of the Company’s Common Stock, Messrs. Stark and Estevez would own 106,199,827 shares of the Company’s Common Stock, and the number of shares outstanding immediately prior to the time of such conversion would remain at 4,191,266. In this instance, Messrs. Stark and Estevez would own 63.1% of the Company’s Common Stock, a 15% decrease from the 74.2% of Common Stock they owned prior to entering into the Financing.

The conversion rate of Dutchess’ Old Debentures is a fluctuating 25% discount from the market price around the time of conversion, with a maximum conversion rate of $0.07 per share (the “Maximum Conversion Price”). Furthermore, the conversion rate of the Preferred Stock fluctuates with the conversion rate of Dutchess’ Old Debentures and the exercise price of the Old Warrants as set forth in Article 3.2(d) # (vi) of the Certificate of Designation of the Series A Convertible Preferred Stock, and is thus a discount of 25% from current market price. Dutchess’ overall ownership at any one moment is limited to 9.9% of the outstanding shares of Common Stock in accordance with the Financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Old Debentures or exercise additional Old Warrants into shares of Common Stock. The shares of Common Stock that will be issued, if the shares of Preferred Stock are converted, will be very dilutive to the Company’s common stockholders (see Notes G and H).

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

[3] Stock-based compensation expense

The Company recognizes compensation costs associated with stock options over each employee’s service period, which in all cases is the vesting period for such stock option grants. All vesting is time-based; there are no performance-based or market-based vesting requirements. SFAS 123R, which was issued in December 2004, established standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123R permitted using a modified version of prospective application under which compensation costs are recorded for unvested shares outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123R are restated. SFAS 123R became effective for the Company as of January 1, 2006, with early adoption permitted. Enigma adopted prospective application in 2006, and accordingly, compensation costs associated with stock options that were unvested at December 31, 2005, and which vested in the first quarter of 2006, were expensed in the first quarter of 2006. This resulted in a restated charge to earnings of $108,263 in that quarter (see Note A2). For stock options that were granted in 2005, 2006 and the first, second and third quarters of 2007, and which vested in the first, second and third quarters of 2007, an expense of $251,868, $17,507 and $475,845, respectively, was charged to operations and is included in General and Administrative expense on the Company’s Condensed Consolidated Statement of Operations for such periods. Since the portion of this expense related to Incentive Stock Options (“ISOs”) is not deductible for tax purposes, its recording gave rise to a deferred tax asset of approximately $250,000. However, since the Company has utilized all if its Net Operating Loss carryforwards, such benefit would not be realizable, and as a result, has been entirely offset by a valuation reserve.

[4] Net earnings (loss) per share:

Basic net earnings (loss) per share is computed by dividing the net income/loss available to common stockholders by the weighted average number of common shares outstanding. For the quarter and nine-month periods ended September 30, 2007 and 2006, diluted net earnings per share would include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method, as well as the potential conversion of shares of Preferred Stock into Common Stock, the potential conversion of convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon potential exercise of Warrants. However, since such treatment for the quarters and nine-month periods ended September 30, 2007 and 2006 would be anti-dilutive, the diluted net loss per share for each quarter is equivalent to basic net loss per share. The weighted average number of common shares outstanding for the three-month and nine-month periods ended September 30, 2007 reflect the issuance of 10,000 registered shares of Common Stock upon the conversion of debentures due 2011 in the principal amount of $700, as well as the issuance of 800,000 restricted shares of Common Stock to three investor relation consulting firms, in lieu of cash fees which would have been payable to them.

Note E - Fixed assets

Property and equipment is comprised of the following at September 30, 2007:

		Estimated Useful Lives

Computer hardware & software	$39,355	3 years
Communications systems & equipment	2,502	3 years
Furniture and fixtures	5,868	5 - 6 years
Gross property and equipment	47,725
Less accumulated depreciation	9,064

Property and equipment, net	$38,661

Fixed assets are depreciated over their respective estimated useful lives utilizing the straight-line method. During the nine-month period ended September 30, 2007, fully depreciated assets totaling $14,000, as well as the associated accumulated depreciation, were written off. In addition, the Company expended $34,789 in the acquisition of new fixed assets during that period.

Note F - Secured convertible debentures

[1] Secured convertible debentures due 2011

The Old Debentures bear interest at 12% per annum, payable monthly, and are due in June of 2011. However, in connection with the New Debenture Agreement (see Notes B and C), the maturity of the Old Debentures has been effectively accelerated and accordingly, the Old Debentures are reported as a current liability in the September 30, 2007 balance sheet. The Old Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.07 per share or seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the 20 trading days immediately preceding a notice of conversion (the “Conversion Price”). The Old Warrants are also exercisable at the Conversion Price and may be exercised any time after issuance through and including June 28, 2011. The shares of Common Stock that will be issued, if the underlying Old Debentures are converted and the Old Warrants are exercised, will be very dilutive to the Company’s common stockholders (see Note G).

The potential conversion of the Old Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of the Old Warrants give rise to a derivative liability (the “Derivative Liability” and a warrant liability (the “Warrant Liability”), respectively. The Company has calculated the potential fair value of each respective liability using the Black-Scholes-Merton option-pricing model: with the Company’s latest stock trading price of $0.22 at, or prior to, September 30, 2007; the annualized historical volatility of the Company’s stock price over a period of 31 months of 254.51%; an estimated exercise price of $0.07, equal to the Maximum Conversion Price at September 30, 2007; a discount rate of 4.26% equal to the yield on 5 year US Treasury Notes issued September 28, 2007; an estimated life of 7 months for the Old Debentures; and an estimated life of 3.75 years for the Old Warrants.

[2] Secured convertible debentures due 2012

On July 20, 2007, the Company entered into the New Debenture Agreement with Dutchess and immediately closed the transaction pursuant to which the Company issued the New Debentures. Interest only payments are due on the New Debentures until their maturity. The New Debentures are convertible into shares of Common Stock of the Company at the lesser of seven cents ($.07), or seventy-five percent (75%) of the lowest closing bid price of the Company’s Common Stock during the twenty (20) trading days immediately preceding a notice of conversion. At the same time, the Company entered into a warrant agreement (the “New Warrant”) with Dutchess, whereby the Company issued to Dutchess warrants to purchase 25,000,000 shares of the Common Stock of the Company at the exercise price of $0.01 per share of Common Stock. The term of the New Warrant is five years and it contains registration rights. The shares of Common Stock that will be issued, if the underlying New Debentures are converted and the New Warrants are exercised, will be very dilutive to the Company’s common stockholders (see Note G).

In consideration for the issuance of the New Debentures and the New Warrant, Dutchess agreed that all liquidated damages due from the Company to Dutchess, which the Company and Dutchess estimate to have been approximately $1,000,000 as of July 20, 2007, plus additional daily accruals, resulting principally from the Company’s failure to have its recent registration statement on Form SB-2 declared effective by the SEC prior to the deadline stipulated in the Registration Rights Agreement between the Company and Dutchess, and the inability of the Company to make the required loan principal payments resulting from such delay in effectiveness, were declared settled.

The potential conversion of the New Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of the New Warrants give rise to a Derivative Liability and a Warrant Liability respectively, as well. The Company has calculated the potential fair value of each respective liability using the Black-Scholes-Merton option-pricing model: with the Company’s latest stock trading price of $0.22 at, or prior to, September 30, 2007; the annualized historical volatility of the Company’s stock price over a period of 31 months of 254.51%; an estimated exercise price of $0.07, equal to the Maximum Conversion Price at September 30, 2007 for the New Debentures and an estimated exercise price of $0.01 in the case of the New Warrants; a discount rate of 4.26% equal to the yield on 5 year US Treasury Notes issued September 28, 2007; and an estimated life of 4.75 years for the New Debentures and the New Warrants.

[3] Estimated fair Value

These calculations resulted in an estimated fair value of $2,763,390 for the convertibility feature of the Old and New Debentures and an estimated fair value of $8,771,955 for the Old and New Warrants. Such amounts were recorded as liabilities in the Company’s condensed consolidated financial statements as of September 30, 2007, giving rise to a charge to earnings for the quarter and nine-month periods ended September 30, 2007 of $3,716,649 and $9,275,251, respectively, for the fair value adjustment of derivatives and warrants.

[4] Debt discount expense

In connection with the issuance of the Old Debentures and the calculation of the fair value of the Warrant Liability and Derivative Liability at the time of issuance, a discount of $1 million was netted against the liability for the Old Debentures, thereby reducing that liability to a net of zero. As the Old Debentures were due 60 months from the closing of the Financing, the $1,000,000 discount was to be amortized as an expense at the rate of $16,667 per month. This was done through December 31, 2006, giving rise to a discount expense on the Old Debentures for the year ended December 31, 2006 of $100,000. As a result of the principal payments required to be made to Dutchess, due to the Registration Statement not having become effective, unamortized debt discount expense ($375,000) associated with the then current portion of Old Debentures, was expensed in the quarter ended March 31, 2007. In addition, 3 months of unamortized debt discount expense ($29,167) related to the non-current portion of Old Debentures, was charged to earnings during that quarter. In connection with the New Debenture Agreement, the balance of the unamortized debt discount, $495,833 related to the Old Debentures, was expensed during the quarter ended June 30, 2007.

In connection with the issuance of the New Debentures and the calculation of the fair value of the Warrant Liability and Derivative Liability at the time of issuance, a discount of $500,000 was netted against the liability for the New Debentures, thereby reducing that liability to a net of zero. As the New Debentures are due 60 months from the closing of the Financing, the $500,000 discount is being amortized as an expense at the rate of $8,333 per month, giving rise to a discount expense on the New Debentures for the quarter and nine months ended September 30, 2007 of $25,000.

Note G - Capital deficit

The Company’s authorized capital stock consists of 250,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. On August 9, 2007, the majority stockholders of the Company voted to increase the number of authorized Common Stock shares from 100,000,000 to 250,000,000 and the Company filed a Schedule 14C to that effect and in September 2007, the increase in authorized Common Stock became effective.

As of September 30, 2007, 5,001,266 shares of Common Stock were issued and outstanding, 9,000,000 shares of Common Stock were reserved for issuance upon the exercise of outstanding and future stock options (see Note H), and 57,790,000 shares of Common Stock were reserved for conversion of the Old Debentures and exercise of the Old Warrants. The number of issued and outstanding common shares increased during the quarter ended September 30, 2007 in connection with the conversion of debentures in the principal amount of $700 due 2011 into 10,000 shares of Common Stock and the issuance of an aggregate of 800,000 shares of Common Stock pursuant to Section 4(2) of Securities Act of 1933, as amended, which shares were issued as consideration for the retention of three firms to provide investor relations services to the Company. These firms were engaged by the Company to create and execute a public awareness campaign, to assist in responding to inquiries from potential investors, to solicit research firm coverage of the Company and to prepare and post on various websites, both proprietary and non-proprietary, research reports on the Company.

In addition, 7,433,988 shares of Preferred Stock were issued and outstanding. The Company has not and will not receive any proceeds from the conversion of the Old Debentures into Common Stock but will receive proceeds from the exercise of the Old Warrants, if so exercised. Similarly, the Company will not receive any proceeds from the conversion of the New Debentures into Common Stock but will receive proceeds from the exercise of the New Warrants, if so exercised.

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

In November of 2006, three employees of the Company, namely, Alvin Estevez, Colorado Stark and Richard Scarlata, returned a portion of their 2005 options, which totaled 391,610 shares, to the Company and the Company cancelled them, adding them back to the pool for new option grants. Also in November of 2006, the Company granted an employee of UAB Enigma options to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.03. These options were to vest over a period of three years from the date of grant, which was the requisite service period for such award. No other conditions, such as market or performance conditions, were to be satisfied in order for the option award to fully vest. However, this individual’s employment was terminated in the second quarter of 2007, and as part of the termination agreement, 125,000 options were deemed vested at the date of termination of employment (at the $0.03 option exercise price) and the other 875,000 shares were returned to the pool.

On March 13, 2007, the majority shareholders of the Company voted to adopt amendments to the Company’s Stock Option Plan to (a) increase the number of shares of Common Stock reserved and available for issuance under the Stock Option Plan from 3,000,000 shares of Common Stock to 9,000,000 shares of Common Stock, (b) automatically grant stock options to new members of the Board, who are not employees of the Company, to purchase 75,000 shares of Common Stock, (c) automatically grant annual stock options to every Board member, who is not an employee of the Company, to purchase 25,000 shares of Common Stock, and (d) grant one time stock options to every Board member, who is not an employee of the Company, if such individual was a member of the Board prior to the date of the amendment of the Stock Option Plan, to purchase 100,000 shares of the Common Stock. The amended Stock Option Plan became effective on May 8, 2007 in accordance with a Schedule 14C Information Statement, which was filed with the SEC on April 12, 2007 and mailed to all registered shareholders shortly thereafter. As a result of that amendment, an annual option for 25,000 shares was granted to the Company’s sole independent director, Mr. McGuinn, at an exercise price of $0.25 per share. Such option vested immediately. Also, as a result of that amendment, a one time option for 100,000 shares was granted to Mr. McGuinn as of May 31, 2007, at an exercise price of $0.35. Such option vested immediately as well.

On August 16, 2007, as approved by the Board of Directors of the Company, the Company granted options under the Stock Option Plan to six employees of the Company, several consultants, and 19 employees of the Company’s wholly-owned foreign subsidiary, UAB Enigma, to purchase an additional aggregate of 6,370,000 shares of the Company’s Common Stock at an exercise price of $0.15. A portion of these options vested immediately upon issuance and the remainder vest ratably over the months through March 31, 2008, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest.

The following table presents the status of options outstanding under the Stock Option Plan as of September 30, 2007:

Year of Grant	# granted	# cancelled	# exercised	# outstanding	# vested	# unvested

2005	1,257,595	(711,594)	0	546,001	(366,731)	179,270
2006	2,438,000	(875,000)	0	1,563,000	(1,563,000)	0
2007	6,495,000	0	0	6,495,000	(3,310,056)	3,184,944
Total	10,190,595	(1,586,594)	0	8,604,001	(5,239,787)	3,364,214

The fair value of each stock option granted is charged to earnings as such option vests. The fair value of each stock option granted was estimated as of the date of issuance using the Black-Scholes-Merton option-pricing model. The following table shows the range of assumptions for each group of options issued:

	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Life
Pro-forma Fiscal Year ended Dec. 31, 2005	0%	18.76%	3.91%	5 years
Options granted during the Fiscal Year ended Dec. 31, 2005	0%	172.78%	3.91-4.00%	5 years
Options granted during the Quarter ended June 30, 2006	0%	195.41%	4.84%	5 years
Options granted during the Quarter ended Dec. 31, 2006	0%	210.14%	4.60%	5 years
Options granted during the Quarter ended Mar. 31, 2007	0%	249.23%	4.51%	5 years
Options granted during the Quarter ended June 30, 2007	0%	251.08%	4.83%	5 years
Options granted during the Quarter ended September 30, 2007	0%	254.13%	4.60%	5 years

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

Note I - Profit sharing plan

The Company has a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"), under which eligible employees are able to make contributions that are matched, effective September 1, 2006, by the Company at the rate of 100% of an individual employee’s contribution, up to the maximum allowable by law. For 2007, that amount is generally $15,500 (for employees 50 years of age and older it is $20,500). Such amounts for 2006 were $15,000 and $20,000, respectively. Prior to September 1, 2006, the Company matched 50% of the first $10,000 of an individual employee's contribution. The Company's contributions to the 401(k) Plan for the quarters ended September 30, 2007 and 2006 were $22,709 and $16,828. Such amounts for the nine month periods ended September 30, 2007 and 2006 were $81,307 and $28,749, respectively.

Note J - Provision for Income Taxes

The income tax benefit for the three month periods ended September 30, 2007 and 2006 and the nine month periods ended September 30, 2007 and 2006 differed from the amounts computed by applying the federal income tax rate of 34% to the pre-tax loss as a result of the following:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September30, 2007	Nine Months Ended September30, 2006

Computed Benefit	($1,069,322)	($3,782)	($4,328,392)	($495,183)
Deferred Tax Asset Associated with Share-Based Compensation	(161,787)	(11,445)	(253,375)	(54,214)
Deferred Tax Liability (Asset) Associated with Beneficial Conversion Income (Expense)	202,206	71,349	(347,537)	(283,473)
Total Calculated (Benefit) Provision	(1,028,903)	67,567	(4,929,124)	(832,870)
Increase (Decrease) in Valuation Allowance	1,028,903	(67,567)	4,929,124	832,870

Net Benefit	$-	$-	$-	$-

As the income tax benefits may not be realized, they have been entirely offset by a valuation allowance. As of December 31, 2006, the Company had fully utilized all net operating loss carryforwards.

Note K - Subsequent events

Since September 30, 2007 and through November 9, 2007, Dutchess has converted an additional $33,524 of Debentures due 2011 and the Company has issued an additional 509,256 registered shares of Common Stock upon such conversions. As a result, a cumulative total of 519,256 registered shares of Common Stock have been issued by the Company upon the conversion of $34,224 cumulative principal amount of debentures due 2011.

As of November 12, 2007 the Company has 5,510,522 shares of Common Stock outstanding, and the outstanding principal value of Convertible Debentures due 2011, as of that date, has been reduced to $429,109 from a combination of the revised principal payments made by the Company and debenture conversions. There can be no assurance that the Company will be able to continue to make the revised principal payments, due to uneven cash flow and fluctuating revenues. This may result in Dutchess declaring a default, which would result in an acceleration of the debt.

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

The Company has agreed to make monthly amortizing principal and debt redemption premium payments to Dutchess with respect to the Old Debentures (see Note F of Notes to Condensed Consolidated Financial Statements), as well as monthly interest payments with respect to the Old Debentures and the New Debentures. Such monthly payments are expected to average approximately $112,000 over each of the next 5 months, with a final payment of approximately $30,000 on May 1, 2008. Thereafter, the Company is required to make monthly payments of interest only on the New Debentures, in the approximate amount of $5,000. The Company believes that if the present level of sales activity continues or increases, its working capital resources should be adequate to meet its obligations to Dutchess and to continue its operations. However, actual results may be better or worse than anticipated, depending upon the Company’s actual sales results, and if and when Dutchess decides to convert a portion of its Old or New Debentures for shares of the Company’s Common Stock and/or exercise a portion of its Old or New Warrants. There can be no assurance that the Company will be able to continue to make the required payments to Dutchess, due to uneven cash flow and fluctuating revenues. This may result in Dutchess declaring a default, which would result in an acceleration of the debt.

At September 30, 2007, the Company had a net working capital deficit of approximately $12.8 million. After adding back the derivative liability, the warrant liability and deferred revenue, all of which totaled approximately $12.6 million, the Company still had a net working capital deficit of approximately $227,000. The Company had been required to make monthly payments to Dutchess of $104,167 on the first business day of each month of January through June 2007, with respect to the Old Debentures, in order to amortize 1/12th of the principal amount of $1,000,000, plus a 25% redemption premium. Such payments were required to be made due to the fact that the Company’s registration statement on Form SB-2 (the “Registration Statement”) (see Note C of Notes to the Condensed Consolidated Financial Statements) had not yet been declared effective. However, the Company was unable to make the full payments due in March, April, May and June, due to its deteriorating cash position. Dutchess had agreed that through July 15, 2007, it would not hold the Company in default for making reduced payments on the Old Debentures, but that it reserved the right to charge any penalty specified in the Debenture Agreement for the Company’s failure to make full payment on the Debentures (see Notes C and F of Notes to the Condensed Consolidated Financial Statements.) The Registration Statement was declared effective by the SEC as of June 7, 2007 and 1,397,088 shares of the Company’s Common Stock were therein registered.

On July 15, 2007, the Company and Dutchess reached an agreement whereby the Company agreed to pay down the remaining principal of the Old Debenture ($741,333 as of June 30, 2007, $629,300 as of September 30, 2007 and $429,109 as of November 12, 2007) plus the required 25% redemption premium, plus accrued interest, on the first business day of every month commencing August 1, 2007. There can be no assurance that the Company will be able to make the payments, due to uneven cash flow and fluctuating revenues. This may result in Dutchess declaring a default, which would result in an acceleration of the debt. In addition, on July 20, 2007, in connection with the July 15th agreement, the Company issued a new secured convertible debenture (the “New Debenture”) to Dutchess in the amount of $500,000 on similar terms to those of the Old Debenture and Dutchess agreed to forego the payment of liquidated damages (see Notes C and F of Notes to the Condensed Consolidated Financial Statements.) No cash was received by the Company upon the issuance of the New Debenture; however the Company was relieved of the current liability for liquidated damages as of June 30, plus such liquidated damages that continued to accrue until the issuance of the New Debenture, the total of which the Company estimates to have been in excess of $1,000,000.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. With only eight employees at the Company, of which only one full-time employee and one part-time employee are involved in the financial function, there is very limited segregation of duties, which the Company has identified as a material weakness in our internal controls. However, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash, but total segregation of duties is not practicable. At September 30, 2007, the Company’s foreign subsidiary, UAB Enigma Software LT, (”UAB Enigma”) had 19 employees, none of whom are involved in the financial function. UAB Enigma uses an outside accounting service for recording, processing, summarizing and reporting transactions.

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

The markets for certain of our products and services are new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively, and in a timely manner, and to offer products and services that meet these demands. The development of new or enhanced software products and services is a complex and uncertain process. We are currently working on adding additional features to our SpyHunter product, which are primarily two sets of changes that we are in the process of implementing.  The first set contains features that will actively monitor a user’s computer in order to prevent new spyware infections; a scheduler to automatically check for new infections on the machine; and Domain Name Server (“DNS”) protection to prevent companies from spoofing URL's to trick users.  These are features that most of our competitors have and we do not.  Adding these features will make our product more competitive. The second set of changes contains features that we are adding, which will be transparent to the user as additional features but will make our product more effective. It will contain the ability to remove security threats at the WinLogon Notify level.  Historically, almost all of our revenue has come from our SpyHunter product, and we anticipate the majority of our revenue during the remainder of 2007 will be derived from enhanced versions of SpyHunter. We have experienced, and may continue to experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements. Further, we may experience delays in market acceptance of new products or product enhancements as customers evaluate the advantages and disadvantages of upgrading to our new products or services.

Recently, our software product, SpyHunter, has been designated as a security threat by certain competitors. The Company has disputed these designations and all of them have been withdrawn. However, other competitors may make similar allegations in the future, and if the Company is not able to successfully dispute such allegations, our customers may cease to purchase our product and result in a decrease in our revenues.

Several of the Company’s competitors recently identified the Company’s core software product, SpyHunter, as a security threat to computers. The Company vigorously disputed these determinations that our product is a security threat, and all of the competitors have withdrawn the designation. Other competitors of the Company have made similar claims before, and the Company has been successful in disputing them as well. However, if other competitors make similar allegations in the future and we are unsuccessful in our efforts to defend our product against any such security threat designation, the acceptance of our product, as well as the revenue stream we receive as a result of the sales of our product, may substantially decrease.

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

In late 2005 we were faced with an impending liquidity crisis which would render the Company insolvent. We began to implement our current restructuring program. The aim of the restructuring plan was to first stabilize and then grow the business by reducing costs and increasing revenues. This happened; the steps to reduce costs included terminating our primary office lease, liquidating almost all of our furniture and equipment, terminating leases on our data center, and abandoning every product and service that the Company had been developing with the exception of SpyHunter were successful. However, the steps to increase revenue included increasing the quality of our SpyHunter products, increasing the quality of our SpyHunter product support, and increasing the marketing efforts of our SpyHunter product are still ongoing.

The costs associated with the restructuring included $302,000 in equipment writedowns, $123,000 to terminate the primary office lease and $21,000 to terminate the lease with the data center. Furthermore we estimate that during 2004 and 2005, approximately 70% of our efforts were focused on developing new products and services. All of these potential new products and services were abandoned and we currently have no plans to pursue them again or reuse what we had developed.

We reduced our monthly operating cash requirements from an average of $202,000 per month during 2005 to an average of $152,000 in 2006. However, during the first nine months of 2007, our monthly operating cash needs averaged $260,000 principally as a result of a stepped-up marketing program and the operation of UAB Enigma. In addition, our monthly cash requirements for debt service, including principal reduction payments, debt reduction premium payments and interest, have averaged an additional $61,000 during the first nine months of 2007. Going forward, we expect operating cash needs to continue at the same monthly rate as in the third quarter and our monthly debt service to average $112,000 until the Old Debenture is fully paid off May 1 2008.

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

There can be no assurance that we will be able to enhance our SpyHunter product or develop a new product or implement a business model that will be profitable. Previously, our product sales were non-recurring and substantially all of our reported and deferred revenue for 2003, 2004, 2005, 2006 and the first nine months of 2007 should be deemed as non-recurring revenue.

We may not be able to access third party technology, which we depend upon to conduct our business, and as a result, we could experience delays in the development and introduction of new products and services or enhancements of existing products and services.

If we lose the ability to access third party technology which we use, are unable to gain access to additional products or are unable to integrate new technology with our existing systems, we could experience delays in the development and introduction of new products and services and related improvements or enhancements until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our sales could be substantially reduced. We license technology that is incorporated into our products and services from third parties. In light of the rapidly evolving nature of technology, we may increasingly need to rely on technology licensed to us by other vendors, including providers of development tools that will enable us to quickly adapt our technology to new products and services. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all.

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

Our Common Stock has been trading in the public market for almost three years. Until recently, trading volume had been extremely light. During the first nine months of 2007, weekly trading volume averaged approximately 1.2% of the total outstanding shares. However, since September 30, 2007 and through November 9, 2007, weekly trading volume has averaged approximately 6.4% of the total outstanding shares, which period coincides with the issuance to Dutchess of 509,256 shares of Common Stock upon conversion of debentures. These shares represent approximately 9.2% of the current outstanding shares and are presumed to have been disposed of by Dutchess shortly after their issuance. As of November 9, 2007, 72% of our outstanding shares are held in street name. We cannot predict the extent to which the trading market for our Common Stock will change, or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Disruption to our operations.

•	The emergence of new sales channels in which we are unable to compete effectively.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board of directors or management.

•	Any debenture conversions and subsequent sales of registered shares.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Changes in earnings estimates or recommendations by securities analysts.

•	General economic conditions and slow or negative growth of related markets.

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

You may experience substantial dilution as a result of the Dutchess financing transaction, as well as if we raise funds through the issuance of additional equity and/or convertible securities or issue stock to vendors in lieu of making cash payments for services.

You may experience substantial dilution if Dutchess converts its Debentures into Common Stock of the Company. Since the conversion price of the Debentures fluctuates at a substantial percentage discount (25%) to fluctuating market prices, the number of shares issuable to Dutchess, upon conversion of the Debentures, is potentially limitless. In other words, the lower the average trading price of the Company’s shares at the time of conversion, the greater the number of shares that can be issued to Dutchess. This perceived risk of dilution may cause Enigma shareholders to sell their shares, thus contributing to a downward movement in the Company’s stock price, thereby potentially encouraging other Enigma shareholders to sell, or sell short, which could in turn further contribute to a spiraling stock price decline in Enigma’s Common Stock. You may also experience substantial dilution if Messrs. Stark and Estevez convert their shares of Preferred Stock into shares of Common Stock (See Notes C and G of Notes to Financial Statements). The overall ownership of Dutchess at any one moment is limited to 9.9% of the outstanding shares of Common Stock in accordance with the Financing documents. However, Dutchess is free to sell any registered shares, which have been issued to them, into the market, thereby enabling Dutchess to convert the remaining Debentures or exercise additional warrants into shares of Common Stock. Since July 30, 2007 and through November 12, 2007, Dutchess has converted $33,524 of debentures due 2011 into 519,256 registered shares of the Company’s Common Stock leaving 877,832 registered shares still issuable to Dutchess upon conversion of additional debentures. In addition, the Company issued 800,000 unregistered shares of the Company’s Common Stock to three investor relations consulting firms. The total of 1,319,256 shares of the Company’s Common Stock so issued, represents approximately 31% of the Company’s outstanding Common Stock prior to such issuances.

Future sales of our Common Stock or sales of registered shares or shares subject to SEC Rule 144 may negatively affect the market price of our Common Stock.

As of November 12, 2007, there were 5,510,522 shares of our Common Stock outstanding, of which approximately 4.0 million shares were registered in “street name,” at a closing market price of $0.05 for a total market valuation of approximately $276,000. We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales or issuances of substantial amounts of Common Stock, including future shares issued upon the exercise of 40,000,000 Warrants, future shares issued upon the additional conversion of Debentures, or upon Messrs. Stark and Estevez converting their Preferred Stock into Common Stock, or upon exercise of stock options (of which 5,239,787 were fully vested as of September 30, 2007 and an additional approximate 3.8 million shares were either unvested or reserved for issuance), or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our Common Stock.

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

General Discussion on Results of Operations and Analysis of Financial Condition

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the three-month and nine-month periods ended September 30, 2007 and 2006, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

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

Because of the continuing threat of new spyware and adware, SpyHunter is not functional without these definition updates, which comprise the bulk of our PCS. The remainder of PCS consists of e-mail and telephonic customer support, which makes the product user friendly. Accordingly we believe that all of the value is attributable to PCS, and hence, the revenue from sales is attributable entirely to PCS and was deferred and recognized over 12 months in the case of the SpyHunter 2.0 and over 6 months in the cases of SpyHunter 2.7, 2.8 and 2.9, in each case being the respective periods of PCS. Also in each case we utilize the ½ month convention in the month of sale and the corresponding final month of PCS. For all products, the renewal rate for PCS was and is $29.99, the same as the original sales price.

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

Reserves for Product Returns

Our policy with respect to product returns is spelled out in our End User License Agreement (“EULA”), which states “…products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis.” As of September 30, 2007, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept greater or fewer products for return.

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

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006

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

Revenues

For the three-month periods ended September 30, 2007 and 2006, revenues from the sale of software products and subscriptions were $885,033, and $258,714, respectively. For the nine-month periods ended September 30, 2007 and 2006, revenues from the sale of software products and subscriptions were $2,137,630 and $810,635, respectively. This increase of approximately 164% for the current year nine-month period reflects both an increase in the number of new subscriptions, as a result of our increased marketing efforts, as well as an increase in the number of renewals, resulting from the reduction in the subscription period from 12 months to 6 months.

Actual unit sales, net of credits and chargebacks, for the first nine-months of 2007 were more than triple those for the comparable prior year period. Net unit sales increased from approximately 20,000 in the first-nine-months of 2006 to approximately 88,000 in the first nine months of 2007. Since a change in the subscription period from 12 months to 6 months also results in a 50% reduction of the deferral period for revenues, this change has a skewing effect in the comparability of amounts of reported revenues from one year to the next. With respect to that skewing difference, while it cannot be quantified precisely, it should be noted that as of September 30, 2007, deferred revenue as reported on the balance sheet was $1,030,035 as compared to $364,788 as of September 30, 2006, an increase of $665,247. Also, the change in deferred revenue for each nine-month period, as reported in the Condensed Consolidated Statements of Cash Flows, was an increase in deferred revenue for the current year period, a “source of cash” of $502,830, while for the prior year comparable period, the decrease in deferred revenue had the effect of being a “use of cash” of $204,824.

For the three-months and nine-months ended September 30, 2007, commission income and other revenue were $69,089 and $186,452, respectively, while for the comparable prior year periods, such revenue was $23,448 and $68,436, respectively. The increases are primarily attributable to commissions earned on sales of third-party owned products.

Expenses

Expenses for the three-month and nine-month periods ended September 30, 2007 and 2006 are presented below.

	Three Months Ended Sept. 30, 2007	Restated Three Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2007	Restated Nine Months Ended Sept. 30, 2006
Marketing and selling	$258,620	39,260	$776,237	$86,065
General and administrative	1,075,304	448,773	2,351,182	1,391,585
Depreciation and amortization	39,529	5,917	75,762	8,250
Total expenses	$1,373,453	$493,950	$3,203,181	$1,485,900

For the three-month period ended September 30, 2007, marketing and selling expenses increased by approximately $219,000, and were more than 6 times greater than such expenses for the comparable prior year period. For the nine-month period ended September 30, 2007, marketing and selling expenses increased by approximately $690,000, and were more than 9 times greater than such expenses for the comparable prior year period. Marketing and selling expenses include both the cost of advertising and the cost of commissions paid to third-parties for sales of SpyHunter on their respective websites. Thus, these increases were both responsible for and reflective of the increased unit sales discussed above under revenues. Marketing costs, which are expensed as incurred, relate directly to the level of unit sales activity for new subscriptions, as opposed to the revenue reported for the period, which may have been entirely or partially deferred, in accordance with SOP 97-2, as discussed above.

For the quarter and nine months ended September 30, 2007, general and administrative expenses increased by approximately $627,000 (139%) and $960,000 (69%), respectively. The increases for both periods were principally due to expenses associated with UAB Enigma, the increased cost of the Company’s 401-k Plan matching formula and the increase in the cost of stock-based compensation expense.

Depreciation and amortization expense increased by approximately $34,000 for the quarter ended September 30, 2007, when compared to the comparable prior year quarter and by approximately $68,000 for the nine-month period as compared to the comparable prior year period. These increases are associated with the acquisition of fixed assets by UAB Enigma, the amortization of deferred finance costs, and the amortization of deferred investor relations expenses associated with the issuance of the 800,000 unregistered shares of Common Stock to three investor relations consulting firms.

Operating Loss and Net Loss

As a result of the foregoing the Company incurred an operating loss of $419,331 for the quarter ended September 30, 2007, compared to an operating loss of $211,788 for the comparable prior year quarter, and an operating loss of $879,099 for the nine-month period ended September 30, 2007, compared to an operating loss of $606,829 for the comparable prior year period.

These losses were further increased by the incurrence of costs associated with the Dutchess Financing: principally; the recognition of discount expense on convertible debentures, debenture interest expense, fair value adjustments for derivatives and warrants and accretion adjustments for the beneficial conversion feature of the Preferred Stock, for both the quarters and nine-month periods ending September 30, 2007 and 2006; and by the incurrence of a provision for liquidated damages, and a provision for debenture redemption premiums and in the case of the nine-month period ending September 30, 2007.

Liquidity and Capital Resources for the Nine-Month Periods Ended September 30, 2007 and 2006

As of September 30, 2007, we had cash and cash equivalents of $297,365. This compares unfavorably to cash and cash equivalents of $653,314 as of September 30, 2006, and unfavorably to cash and cash equivalents of $471,254 at December 31, 2006.

Net cash provided by operating activities of approximately $323,000 for the nine months ended September 30, 2007 compares favorably to net cash used in operating activities of approximately $724,000 for the comparable prior year period. The positive swing in net cash provided by operating activities of approximately $1,047,000 reflects the increase in unit sales for the period, as discussed above under revenues, and which amounted to approximately $2,000,000. This cash source of approximately $2,000,000 was reduced by increases in operating expenses, namely marketing and selling of approximately $690,000 and increases associated with the operations of UAB Enigma.

Net cash used in investing activities for the nine months ended September 30, 2007 was approximately $35,000, and principally represents capital expenditures for furniture and computers for UAB Enigma.

Net cash used in financing activities for the nine months ended September 30, 2007 was approximately $463,000 and represents a portion of the payments required to be made to Dutchess due to the fact that the Registration Statement had not become effective. As discussed in Notes to Condensed Consolidated Financial Statements, Dutchess had agreed that through July 15, 2007, it would not hold Enigma in default specifically for reduced payments due on the Debentures, but that it reserved the right to charge any penalty specified in the Debenture Agreement for the Company’s failure to make full payment on the Debentures. On July 15, 2007, the Company and Dutchess reached agreement concerning these penalties and on July 20, 2007, the Company issued a new secured convertible debenture and a new warrant agreement to Dutchess. Please see Note F in Notes to Condensed Consolidated Financial Statements, as of September 30, 2007.

Had Dutchess and the Company not reached an agreement on July 15, 2007, the Company would now be out of business, as through June 30, 2007 such additional payments due to Dutchess would have exceeded $1.25 million. Of that amount, approximately $302,000 was due to Dutchess for mandatory debenture reduction and debenture redemption premium payments and an additional approximate $953,000 was due for liquidated damage payments.

A part of the July 15, 2007 agreement, the Company has agreed to make monthly amortizing principal and debt redemption premium payments to Dutchess with respect to the Old Debentures (see Note F of Notes to Condensed Consolidated Financial Statements), as well as monthly interest payments with respect to the Old Debentures and the New Debentures. The total of such monthly payments are expected to average approximately $112,000 over each of the next 5 months, with a final payment of approximately $30,000, due on May 1, 2008. There can be no assurance that the Company will be able to make the payments, due to uneven cash flow and fluctuating revenues. This may result in Dutchess declaring a default, which would result in an acceleration of the debt. Thereafter, the Company is required to make monthly payments of interest only on the New Debentures, in the approximate amount of $5,000.

In addition, the Company’s monthly operating expenses are expected to average $260,000 over the same period. The Company believes that if the present level of sales activity continues or increases, its working capital resources should be adequate to meet its obligations to Dutchess and to continue its operations. However, actual results may be better or worse than anticipated, depending upon the Company’s actual sales results, and if and when Dutchess decides to convert a portion of its Debentures for shares of the Company’s Common Stock and/or exercise a portion of its Warrants.

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

Item 3A(T). Controls and Procedures

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

A material weakness in the Company’s disclosure controls and procedures existed as of September 30, 2007, due to the Company’s limited number of employees. With regard to such personnel, there was a weakness as a result of the limited segregation of duties amongst our employees.

During the fiscal quarter ended September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was performed by our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2007, the Company entered into a new Debenture Agreement (the “New Debenture Agreement”) with its secured lender, Dutchess Private Equities Fund, Ltd. as successor in interest to Dutchess Private Equities Fund, LP & Dutchess Private Equities Fund, II, LP (“Dutchess”) and immediately closed the transaction pursuant to which the Company issued secured debentures, convertible into shares of Common Stock of the Company, in the principal amount of five hundred thousand dollars ($500,000) (the “New Debentures”). The New Debentures bear interest at 12% per annum and are due in July of 2012. Interest only payments are due on the New Debentures until their maturity. The New Debentures are convertible into shares of Common Stock of the Company at the lesser of seven cents ($.07), or seventy-five percent (75%) of the lowest closing bid price of the Company’s Common Stock during the twenty (20) trading days immediately preceding a notice of conversion.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 9, 2007, the majority shareholders of the Company voted to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 100,000,000 shares to 250,000,000 shares.

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

ENIGMA SOFTWARE GROUP, INC.

Date: November 13, 2007	By:	/s/ Alvin J. Estevez
Alvin J. Estevez, President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Richard M. Scarlata
Richard M. Scarlata, Chief Financial Officer