Form 10KSB
period 2007-12-31
ENIGMA SOFTWARE GROUP, INC
filed 2008-03-28
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50561

ENIGMA SOFTWARE GROUP, INC.
(Name of Small Business Issuer in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2675930 (I.R.S. Employer Identification No.)

150 Southfield Avenue, Suite 1432, Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)

(888) 360-0646
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock, $.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

State issuer’s revenues for its most recent fiscal year. $3,413,967

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $95,811 as of March 26, 2008.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 6,387,372 shares of Common Stock, $0.001 par value, outstanding as of March 26, 2008.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ENIGMA SOFTWARE GROUP, INC.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2007

	PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5

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

Principal Product and its Market:

The Company's principal product SpyHunter® (“SpyHunter”) is an in-house developed software utility program that is used to scan and remove Spyware and Adware from customers’ computers and is marketed under the name SpyHunter. The Company estimates that during the years ended December 31, 2007 and 2006, its expenditures for research and development related to SpyHunter and other products amounted to $105,000 and $138,000, respectvely.

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

The Company operates in an extremely competitive sector of the software development industry. The market for our products and services is dynamic and subject to frequent technological changes. The intensity of this competition and the pace of change have steadily increased as customers have become more educated as to the threats of spyware, adware and malware. A number of companies offer freeware products that provide some of the functionality of our products, and as a result, our products have been affected by the availability of such freeware products, making it difficult for us to maintain our competitive position. Many of our competitors have significantly greater financial, marketing, service, support, technical and other resources available to them. Competitors with greater resources are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for our products continues to develop.

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

Trademarks and Patents:

SpyHunter® (“SpyHunter”), is the Company’s owned trademark, which was registered in the United States of America on May 16, 2006. The Company has no other trademarks, expect for “Enigma Software Group” and “Applications for the Masses”, each of which is a Common Law Trademark. The Company has no patents.

Item 2. Description of Property.

At December 31, 2007 and 2006, the Company had no significant fixed assets, having sold some of its excess assets during the year ended December 31, 2005, as employees were terminated, and having written down in that year, any remaining assets to a negligible value due to an impairment loss resulting from the Company vacating its office space at 17 State Street, New York, New York. The lease for that office space, which was entered into during 2004, was an operating lease for 6,236 square feet of office space requiring monthly rent of $16,629 and which was due to expire on November 30, 2007. In early 2006, the Company moved its offices to Stamford CT, where until mid 2007 it occupied space within an office suite complex, for which there was no lease. Rather the Company entered into an office service agreement with the operator of the office suite, giving the Company a license to use designated offices as well as business center facilities and services.

The office services agreement covered services, such as telephone, heat, electricity, furniture, lighting, coffee, water, restroom facilities, reception, conference facilities, mailbox, parking and office cleaning. The office services agreement was in effect until August 31, 2007, before which date the Company vacated the premises. On February 27, 2007, the Company signed a 15 month lease at a nearby facility at a lower cost, effective March 1, 2007. The Company presently occupies this space under a lease that expires in May 2008 and which the Company believes will be renewed for an additional 12 month period at that time.

The Company believes that this office space will provide sufficient space for its operations in the near future.

The Company does not have a policy with respect to investments in (i) real estate or interests in real estate, (ii) investments in real estate mortgages, or (iii) securities of or interests in persons primarily engaged in real estate activities, as the Company does not invest in such assets in the ordinary course of its business.

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

Market Information

As of March 26, 2008, the most recent trading day on which shares of the Company were traded, the Company’s shares of common stock, par value $0.001 per share (the “Common Stock”) were quoted on the Nasdaq Over the Counter Bulletin Board (the “OTCBB”), under the trading symbol ENGM, at the closing bid price of $0.015 per share.
.
The following table gives the range of high and low bid prices for the Company’s Common Stock, during the years ended December 31, 2006 and 2007:

Fiscal 2006*	Low	High
First Quarter	$0.06	$0.25
Second Quarter	$0.05	$0.09
Third Quarter	$0.04	$0.07
Fourth Quarter	$0.02	$0.15

Fiscal 2007*
First Quarter	$0.05	$0.59
Second Quarter	$0.20	$0.65
Third Quarter	$0.13	$0.40
Fourth Quarter	$0.02	$0.25

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

Holders

Our common shares are not widely held. As of March 24, 2008, there were 27 holders of record of the Company’s Common Stock. Of the Company’s 6,387,372 shares outstanding, 4,728,676 or approximately 74% were held in street name. For those shares held in street name, there were 214 NOBO’s, Non-Objecting Beneficial Owners, as of March 5, 2008, accounting for in excess of 3.4 million shares.

Dividends

The Company has not declared any cash dividends within the past two years on its Common Stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,570,001	$0.20	429,999
Equity compensation plans not approved by security holders	none	none	none
Total	8,570,001	$0.20	429,999

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

In consideration for the issuance of the New Debentures and the New Warrant, Dutchess agreed that all liquidated damages due from the Company to Dutchess, which were estimated to be approximately $1,000,000 at that time, plus additional daily accruals, resulting principally from the Company’s failure to have its then recent registration statement on Form SB-2 declared effective by the Securities and Exchange Commission prior to the deadline stipulated in the loan documents between the Company and Dutchess, and the inability of the Company to make the required loan principal payments resulting from such delay in effectiveness, were declared settled.

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

Risks Related to Our Business and Industry

As of December 31, 2007 and 2006, there was substantial doubt about our ability to continue as a going concern. The Company may not be able to continue its operations and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2007 and 2006, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. The Company did not generate sufficient cash flows from revenues during the years ended December 31, 2007 and 2006 to fund its operations. Also, as of December 31, 2007, the Company had negative net working capital of approximately $3.7 million. In addition, as discussed in Note O of the Notes to Consolidated Financial Statements, the Company was in default of its debenture agreements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to have negative cash flow and could run out of cash in one months or less.

Due to the default and the recourse rights of the Company’s lender, the Company’s working capital resources could be depleted within one month or less. If this situation were to occur, the Company would require additional funds of approximately $1,700,000 to pay its lender and cure the default. Please refer to Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. With only eight employees at the Company, of which only one employee is involved in the financial function full time and one employee part-time, there is very limited segregation of duties, which the Company has identified as a material weakness in our internal controls. However, we have implemented procedures to both limit access to bank accounts and to segregate the approval of invoices from disbursements of cash, but total segregation of duties is not practicable. As of December 31, 2007, the Company’s foreign subsidiary, UAB Enigma Software LT, (”UAB Enigma”) had 16 employees, none of whom are involved in the financial function. UAB Enigma uses an outside accounting service for recording, processing, summarizing and reporting transactions.

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

Our main product SpyHunter from which we have derived almost all of our revenue is currently has recently been updated with a number of product enhancements. It took us longer than expected to introduce these enhancements and as result ours sales in 2007 suffered. We continue to enhance our product with new spyware definitions, but if the market does not accept these product enhancements, our sales will decline.

The markets for certain of our products and services are new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively, and in a timely manner, and to offer products and services that meet these demands. The development of new or enhanced software products and services is a complex and uncertain process. We recently added additional features to our SpyHunter product, which are primarily two sets of changes that we implemented.  The first set contains features that actively monitor a user’s computer in order to prevent new spyware infections; a scheduler to automatically check for new infections on the machine; and Domain Name Server (“DNS”) protection to prevent companies from spoofing URL's to trick users.  These are features that most of our competitors have and we did not until recently.  Adding these features has made our product more competitive. The second set of changes that we added are transparent to the user as additional features but have made our product more effective. It now contains the ability to remove security threats at the WinLogon Notify level.

Historically, almost all of our revenue has come from our SpyHunter product, and we anticipate the majority of our revenue during 2008 and perhaps future years will be derived from further enhanced versions of SpyHunter. We have experienced, and may continue to experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements. Further, we may experience delays in market acceptance of new products or product enhancements as customers evaluate the advantages and disadvantages of upgrading to our new products or services.

Recently, our software product, SpyHunter, has been designated as a security threat by certain competitors. The Company disputed these designations and all of them were withdrawn. However, other competitors may make similar allegations in the future, and if the Company is not able to successfully dispute such allegations, our customers may cease to purchase our product and result in a decrease in our revenues.

Several of the Company’s competitors recently identified the Company’s core software product, SpyHunter, as a security threat to computers. The Company vigorously disputed these determinations that our product is a security threat, and all of the competitors withdrew the designation. Other competitors of the Company have made similar claims before, and the Company has been successful in disputing them as well. However, if other competitors make similar allegations in the future and we are unsuccessful in our efforts to defend our product against any such security threat designation, the acceptance of our product, as well as the revenue stream we receive as a result of the sales of our product, may substantially decrease.

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

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

Our Common Stock has been trading in the public market for three years. Until recently, trading volume had been extremely light. During the first nine months of 2007, weekly trading volume averaged approximately 1.2% of the total outstanding shares. However, since September 30, 2007 and through December 31, 2007, weekly trading volume averaged approximately 5.4% of the total outstanding shares, which period coincides with the issuance to Dutchess of 1,396,106 shares of Common Stock upon conversion of debentures. Such shares represent approximately 22% of the current outstanding shares and are presumed to have been disposed of by Dutchess shortly after their issuance. As of March 24, 2008, 74% of our outstanding shares were held in street name. As of that date there were 27 holders of record and as of March 5, 2008, 214 non-objecting beneficial owners. We cannot predict the extent to which the trading market for our Common Stock will change, or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Until June 28, 2006, the date of the Dutchess Financing, our founders, executive officers, directors (and their affiliates) and employees together owned approximately 77.0% of the voting power of our outstanding capital stock. In particular, our two founders, Colorado Stark and Alvin Estevez combined, controlled approximately 74.2% of the voting power of our outstanding capital stock. With the issuance of the Debentures to Dutchess, Colorado Stark and Alvin Estevez exchanged their shares of Common Stock for shares of newly issued Series A Convertible Preferred Stock (the “Preferred Stock”). While the Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. Furthermore, the shares of Preferred Stock owned by Messrs. Stark and Estevez have anti-dilution protection, whereby they will maintain the majority voting power of the Company’s capital stock. Consequently, Colorado Stark and Alvin Estevez’ ownership of the Preferred Stock allows them to retain significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets, for the foreseeable future. This concentrated control limits the ability of stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Common Stock could be adversely affected. (See Notes B, I and O of Notes to Consolidated Financial Statements.)

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

You may experience substantial dilution if Dutchess converts its remaining Debentures into Common Stock of the Company. Since the conversion price of the Debentures fluctuates at a substantial percentage discount (25%) to fluctuating market prices, the number of shares issuable to Dutchess, upon conversion of the Debentures, is potentially limitless. In other words, the lower the average trading price of the Company’s shares at the time of conversion, the greater the number of shares that can be issued to Dutchess. This perceived risk of dilution may cause Enigma shareholders to sell their shares, thus contributing to a downward movement in the Company’s stock price, thereby potentially encouraging other Enigma shareholders to sell, or sell short, which could in turn further contribute to a spiraling stock price decline in Enigma’s Common Stock. You may also experience substantial dilution if Messrs. Stark and Estevez convert their shares of Preferred Stock into shares of Common Stock (See Notes B and I of Notes to Consolidated Financial Statements). The overall ownership of Dutchess at any one moment is limited to 9.9% of the outstanding shares of Common Stock in accordance with the Financing documents. However, Dutchess is free to sell any registered shares, which have been issued to them, into the market, thereby enabling Dutchess to convert the remaining Debentures or exercise additional warrants into shares of Common Stock. Since July 30, 2007, Dutchess has converted $54,157 of debentures due 2011 into 1,396,106 registered shares of the Company’s Common Stock. In addition, the Company issued 800,000 unregistered shares of the Company’s Common Stock to three investor relations consulting firms. The total of 2,196,106 shares of the Company’s Common Stock so issued, represents approximately 52% of the Company’s outstanding Common Stock prior to such issuances.

Future sales of our Common Stock or sales of registered shares or shares subject to SEC Rule 144 may negatively affect the market price of our Common Stock.

As of March 26, 2008, there were 6,387,372 shares of our Common Stock outstanding, at a closing market price of $0.015 for a total market valuation of $95,811. We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales or issuances of substantial amounts of Common Stock, including future shares issued upon the exercise of 40,000,000 Warrants, future shares issued upon the additional conversion of Debentures, or upon Messrs. Stark and Estevez converting their Preferred Stock into Common Stock, or upon exercise of stock options (of which 6,806,758 were fully vested as of December 31, 2007 and an additional approximate 2.2 million shares were either unvested or reserved for issuance), or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our Common Stock.

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

General Discussion on Results of Operations and Analysis of Financial Condition

For the years ended December 31, 2007 and 2006

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the years ended December 31, 2007 and 2006, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

We are a developer of Internet-based systems and downloadable security software products designed to give our customers instant access to information on the web and control over the programs installed on their computers in an automated and easy to use way, thereby enhancing transparency and user control. Our business strategy is to leverage our knowledge of internet marketing, as well as our existing base of more than 750,000 users, to continue to develop Internet software products that further the values on which the Internet is based. Our consumer software product line is focused on delivering Internet privacy and security to individual users, homes, offices, and small businesses. Sales of SpyHunter® (“SpyHunter”) commenced in June 2003. In late January 2005, we began to license a new and improved product, SpyHunter 2.0, and in May 2006, with the introduction of SpyHunter 2.7, added important new features as well as changed the pricing structure. In October 2006 we introduced SpyHunter 2.8, and in March 2007, SpyHunter 2.9, each of which further enhanced our detection and removal features. Our latest product SpyHunter 3.0 was introduced in the fall of 2007 and incorporates all of the foregoing features as well as significant upgrades to make our SpyHunter product more competitive. These new features include one that actively monitors a user’s computer in order to prevent new spyware infections, a scheduler to automatically check for new infections on the machine, and a Domain Name Server (“DNS”) protection to prevent companies from spoofing URL's to trick users.

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

SpyHunter 2.7, 2.8, 2.9 and 3.0 contain improvements that are in recognition of the more challenging security threats that the Company noted in early 2006 and were developed in response to the needs of our customers. As part of Enigma’s renewed commitment to quality and customer satisfaction, spyware definition updates are a major facet of our customer support.

Because of the continuing threat of new spyware and adware, SpyHunter is not functional without these definition updates, which comprise the bulk of our PCS. The remainder of PCS consists of e-mail and telephonic customer support, which makes the product user friendly. Accordingly we believe that all of the value is attributable to PCS, and hence, the revenue from sales is attributable entirely to PCS and was deferred and recognized over 12 months in the case of the SpyHunter 2.0 and over 6 months in the cases of SpyHunter 2.7, 2.8, 2.9 and 3.0, in each case being the respective periods of PCS. Also in each case we utilize the ½ month convention in the month of sale and the corresponding final month of PCS. For all products, the renewal rate for PCS was and is $29.99, the same as the original sales price.

In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements based on vendor specific objective evidence (“VSOE”) of fair value. With respect to sales of SpyHunter 2.0, which had PCS limited to one year after the sale, and SpyHunter 2.7, 2.8, 2.9 and 3.0, which have PCS limited to six months after the sale, VSOE does exist for the allocation of revenue to the various elements of the arrangement, as we consider all of the revenue from such sales to be attributable to the service element because the SpyHunter download is useless without it. Accordingly, we recognized the license fees for SpyHunter 2.0 during the 12-month period, and for SpyHunter 2.7, 2.8, 2.9 and 3.0, for the 6-month period immediately subsequent to the sale.

Reserves for Product Returns

Our policy with respect to product returns is spelled out in our End User License Agreement (“EULA”), which states “…products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis.” As of December 31, 2007, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept greater or fewer products for return.

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

Results of Operations For the Years Ended December 31, 2007 and 2006

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

Revenues

For the years ended December 31, 2007 and 2006, reported revenues from the sale of software products and subscriptions were $3,150,364 and $1,207,824, respectively. This increase of approximately 161% for the current year period reflects both an increase in the number of new subscriptions, as a result of our increased marketing efforts, as well as an increase in the number of renewals, resulting from the reduction in the subscription period from 12 months to 6 months. However, because of our accounting policy for revenue recognition, (See Note D2 of Notes to Financial Statements) this is not the actual cash derived from sales of software products and subscriptions during the respective periods (See “Liquidity and Capital Resource” below).

Actual unit sales, net of credits and chargebacks, for the year ended December 31, 2007 reflect an increase of over 200% compared to the prior year. This was the case for both new (i.e., first-time) sales and renewal sales. Net unit sales increased from approximately 38,000 in 2006 to approximately 124,000 in 2007. Since a change in the subscription period from 12 months to 6 months also results in a 50% reduction of the deferral period for revenues, this change has a skewing effect in the comparability of amounts of reported revenues from one year to the next. With respect to such skewing difference, while it cannot be quantified precisely, it should be noted that as of December 31, 2007, deferred revenue as reported on the balance sheet was $1,102,224 as compared to $527,205 as of December 31, 2006, an increase of $575,019. The change in deferred revenue for each fiscal year, as reported in the Consolidated Statements of Cash Flows, was an increase in deferred revenue for the current year, a “source of cash” of $575,019, while for the prior year, the decrease in deferred revenue had the effect of being a “use of cash” of $42,407.

For years ended December 31, 2007, commission income and other revenue were $263,603 and $119,657, respectively. The increases are primarily attributable to commissions earned on sales of third-party owned products.

Expenses

Expenses for the years ended December 31, 2007 and 2006 were $4,466,788 and $2,079,563, respectively.

	Year Ended December 31, 2007	Year Ended December 31, 2006

Marketing and selling	$1,081,002	$214,725
General and administrative	3,239,394	1,850,261
Depreciation and amortization	146,382	14,577
Total expenses	$4,466,788	$2,079,563

For the year ended December 31, 2007, marketing and selling expenses increased by approximately $866,000, and were almost than 5 times greater than such expenses for the prior year. Marketing and selling expenses include both the cost of advertising and the cost of commissions paid to third-parties for sales of SpyHunter on their respective websites. Thus, these increases were both responsible for and reflective of the increased unit sales discussed above under revenues. Marketing costs, which are expensed as incurred, relate directly to the level of unit sales activity for new subscriptions, as opposed to the revenue reported for the period, which may have been entirely or partially deferred, in accordance with SOP 97-2, as discussed above.

For the year ended December 31, 2007, general and administrative expenses increased by approximately $1.4 million. The increase principally reflects increased compensation and outsourcing expense ($108,000), increased shareholder and financial reporting expenses ($49,000), increased professional fees ($23,000), expenses associated with UAB Enigma ($377,000), and an increase in the cost of stock-based compensation expense ($804,000).

Depreciation and amortization expense increased by approximately $132,000 for the year ended December 31, 2007, when compared to the prior year. The increase is associated with the depreciation of fixed assets acquired by UAB Enigma ($10,000), the amortization of deferred financing costs ($76,000), and the amortization of deferred investor relations expenses associated with the issuance of 800,000 unregistered shares of Common Stock to three investor relations consulting firms ($46,000).

Operating Loss and Net Loss

As a result of the foregoing the Company incurred an operating loss of $1,052,811 for the year ended December 31, 2007, as compared to an operating loss of $752,082 for the prior year.

These losses were further increased by the incurrence of costs associated with the Dutchess Financing: principally; the recognition of discount expense on convertible debentures, debenture interest expense, fair value adjustments for derivatives and warrants and accretion adjustments for the beneficial conversion feature of the Preferred Stock, as well as the incurrence of a provision for liquidated damages, and a provision for debenture redemption premiums.

Liquidity and Capital Resources For the Years Ended December 31, 2007 and 2006

At December 31, 2007 and 2006, we had cash and cash equivalents of $95,223 and $471,254, respectively.

Net cash provided by operating activities for the year ended December 31, 2007 was $331,551, which compares favorably to net cash used in operating activities for the year ended December 31, 2006, of $893,298. The positive swing in net cash provided by operating activities of approximately $1,225,000 reflects the increase in SpyHunter unit sales for the year, which amounted to approximately $2,600,000, net of increases in operating expenses, namely marketing and selling expenses ($860,000) and increases in general & administrative expenses net of non-cash options expense ($585,000) and net changes in working capital items.

Net cash used in investing activities for the year ended December 31, 2007 was $36,748, and principally represents capital expenditures for furniture, fixtures and computer equipment for UAB Enigma.

Net cash used in financing activities for the year ended December 31, 2007 was $670,834 and represents a portion of the payments required to be made to Dutchess due to the fact that the Registration Statement had not become effective and as result of the debt restructuring in July 2007 (See Notes B and O of Notes to Consolidated Financial Statements).

Actual results may be better or worse than anticipated, depending upon the Company’s actual sales results in future months. The Company’s liquidity position is extremely severe, as without the funds derived from the sale of Debentures to Dutchess, the Company would have run out of cash in July 2006. This was anticipated in the Company’s earlier filings, as was evidenced by the going concern opinion included in its 2005 audited financial statements.

On March 26, 2008, pursuant to provisions in the Old Debenture and the New Debenture, Dutchess issued to the Company a notice of an event of default (the “Default Notice”), due to the Company’s failure to make regular monthly interest payments and payments of principal under the terms of the Old Debenture and failure to make required interest payments under the New Debenture (the “Default”). Pursuant to the Old Debenture, the Company is obligated to pay Dutchess interest at the rate of twelve percent (12%) per annum, on a monthly basis, and amortizing monthly cash payments in the amount of $104,166.67, and under the New Debenture the Company is obligated to pay Dutchess interest at the rate of twelve percent (12%) per annum, compounded daily, on a monthly basis. Accordingly, as of March 24, 2008, the Company owed Dutchess an aggregate amount of $1,637,568.18 under both Debentures, including principal, interest and liquidated damages arising out of the Default. As a secured creditor, Dutchess is entitled to exercise its default remedies pursuant to a Security Agreement entered into in connection with the Old Debenture, including taking possession of all of the assets of the Company.

In contemplation of Dutchess issuing the Default Notice, the Company and Dutchess entered into negotiations to resolve the Default. As a consequence of these discussions, the Company and Dutchess have developed the following plan (the “Plan”) to restructure the Company and to cure the Default. If effected, under the Plan Dutchess would waive the liquidated damages arising out of the Default and rescind acceleration of the Debentures. The Plan is currently structured as described below.

First, the Plan contemplates that Title America Corp., a Nevada corporation (“Title America”), an affiliate of Dutchess and sole shareholder of Tool City, Inc., a California corporation (“Tool City”), would enter into a Securities Purchase Agreement, with the holders of all of the Company’s shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), pursuant to which such individuals, who are the Company’s Executive Chairman and Chief Executive Officer, would sell all of the Series A Preferred Stock to Dutchess and as a result would no longer be stockholders of the Company (the “Preferred Stock Purchase”). The amount paid by Title America for the Series A Preferred Stock would equal $1,000, an amount which will be paid from Title America’s working capital. Based on the closing bid price of the Company’s shares of common stock, par value $0.001 per share (the “Common Stock”), on March 20, 2008, if the Preferred Stock Purchase is effected, Dutchess would own 100% of the Company’s Preferred Stock, and would beneficially own 98.81% of the Company’s Common Stock, based on the conversion rights of the shares of Preferred Stock, the conversion of the Debentures into shares of Common Stock, and the exercise of 40,000,000 common stock purchase warrants (the “Warrants”) held by Dutchess, without giving effect to certain blockers on conversion or exercise provided for in the Debentures or the Warrants, which will be removed in conjunction with the Preferred Stock Purchase.

In addition, upon the closing of the proposed Preferred Stock Purchase, Dutchess is expected to appoint Theodore Smith, Michael Novielli and Douglas Leighton (the “New Directors”) to the Company’s Board of Directors (the “Board”). The Plan contemplates that all of the current members of the Company’s Board, Alvin Estevez, Colorado Stark and Edwin J. McGuinn, Jr., the sole member of the Company’s Audit Committee and Compensation Committee, would resign from the Board ten (10) calendar days following the mailing to the Company’s stockholders of a Schedule 14F-1 Information Statement pertaining to the appointment of the New Directors to the Company’s Board. As a result of the Preferred Stock Purchase and the election of the New Directors, Dutchess is expected to acquire control of the Company.

The Plan contemplates that following the closing of the Preferred Stock Purchase, the Company and Title America intend to enter into a Share Exchange Agreement (the “SEA”). Pursuant to the SEA, the Company would acquire all of the stock of Tool City and Tool City would become a wholly-owned subsidiary of the Company. In exchange for all of the common stock of Tool City, the Company would issue to Title America shares of a new series of Preferred Stock of the Company (the “Series B Preferred Stock”) which would be convertible into shares of Common Stock and would have an aggregate liquidation preference of $8,314,000. The Plan contemplates that the shares of Series A Preferred Stock acquired by Dutchess in the Preferred Stock Purchase would then be cancelled, whereupon Dutchess and its affiliates would beneficially own approximately 95.67% of the Company’s Common Stock, based on the conversion rights of the Series B Preferred Stock and the Debentures and their ownership of the Warrants.

The Plan contemplates that following the closing of the Preferred Stock Purchase, the Company and Title America intend to enter into a Share Exchange Agreement (the “SEA”). Pursuant to the SEA, the Company would acquire all of the stock of Tool City and Tool City would become a wholly-owned subsidiary of the Company. In exchange for all of the stock of Tool City, the Company would issue to Title America shares of a new series of Preferred Stock of the Company (the “Series B Preferred Stock”) which will be convertible into shares of Common Stock and will have an aggregate liquidation preference of $8,314,000. The Plan contemplates that the shares of Series A Preferred Stock acquired by Dutchess in the Preferred Stock Purchase would then be cancelled, whereupon Dutchess and its affiliates would beneficially own approximately 95.67% of the Company’s Common Stock, based on the conversion rights of the Series B Preferred Stock and the Debentures and their ownership of the Warrants.

Management believes that the Company would have an increased ability to satisfy its obligations under the Debentures after its acquisition of Tool City. Tool City provides title and auto pawn loans against the equity in vehicle owner’s cars. Tool City has historically had minimal credit losses due to its low loan-to-value ratios, technological advancements permitting the tracking of vehicles serving as collateral for outstanding loans, and the liquidity of collateral against which Tool City makes loans. Revenues are generated from interest on outstanding loans, sales from repossessed cars, and the resale of pawned items. Tool City currently has nine employees, and was founded in 1996 to serve consumers located in Southern California. All of the outstanding common stock of Tool City was recently purchased by Title America. Accordingly, the Company would enter into a new line of business upon the acquisition of Tool City.

The Plan further contemplates that after the acquisition of Tool City, the Company would exit its existing software business and sell substantially all of the assets of such business to Enigma Software Group USA, LLC, a Connecticut limited liability company (“Enigma Software Group”), formed by Messrs. Estevez and Stark for the purposes of effecting the Asset Purchase (as defined below). The parties are expected to enter into an Asset Purchase Agreement (the “APA”), whereby Enigma Software Group would assume substantially all of the assets and liabilities, excluding the Debentures, including interest due thereon and liquidation damages, of the Company (the “Asset Purchase”). It is expected that the Enigma Software Group would indemnify the Company in connection with such liabilities that it assumes and would assure that at the closing of the Asset Purchase the Company retains $172,500 in cash. In addition, Messrs. Estevez and Stark, and certain other employees, would cancel an aggregate amount of options representing the right to purchase 8,203,676 of the Company’s Common Stock.

On March 27, 2008, the Company filed a Current Report on Form 8-K reporting the foregoing. The Company expects to file additional Current Reports on Form 8-K reporting aspects of the transactions contemplated by the Plan.

There will be no opportunity for any stockholder to vote on the above transactions. Management believes the Plan is the only viable alternative to realize significant value for the Company’s stockholders. The Company cannot currently satisfy the obligations owed under the Debentures and is incurring liquidated damages on a daily basis. The Plan offers the Company’s stockholders the potential benefits of a new line of business. Management believes that the Plan is in the best interests of the stockholders since it avoids the high costs of litigation and bankruptcy and the unknown results of such proceedings. Moreover, the Plan is intended to allow the Company’s common stockholders to maintain the same percentage ownership interest in the Company that they presently own on a fully-diluted basis.

The Company notes that neither it nor Dutchess nor any of their affiliates has yet entered into any binding agreement with respect to the Plan, and the transactions contemplated by the Plan and described above represent solely intentions and expectations with respect to the Plan. There can be no assurance that the Plan will be implemented as summarized above, or at all.

In the event the Plan and the transactions contemplated thereunder are not consummated, the Company would be in financial distress and would have to pursue other opportunities to satisfy the Default. There can be no assurance that any viable alternatives would be available. As a result, the Company could be faced with the immediate foreclosure on its assets by Dutchess.

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

The Company is not aware, and has not been advised by its independent registered public accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the years ended December 31, 2007 and 2006.

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

A material weakness in the Company’s disclosure controls and procedures existed as of December 31, 2007, due to the Company’s limited number of employees. With regard to such personnel, there was a weakness as a result of the limited segregation of duties amongst our employees. As a result, our CEO and CFO determined that the Company’s disclosure controls and procedures were not effective as of the period ended December 31, 2007. We have taken no steps to remediate this weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 27, 2007:

Name	Age	Position	With Company Since
Colorado Stark	36	Executive Chairman, Director	1999

Alvin Estevez	36	President and CEO, Director	1999

Edwin J. McGuinn, Jr.	56	Director	2005

Richard M. Scarlata	65	CFO and Treasurer	2004

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

Item 10. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to all of the executive officers of the Company, who served during the fiscal year ended December 31, 2007, for services in all capacities to the Company:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Alvin Estevez President & CEO	2007	$150,000	0	0	$3,015	0	0	$35,500	(2)(3)	$188,515
	2006	$150,000	0	0	$11,056	0	0	$32,750	(2)(3)	$193,806

Colorado Stark Executive Chairman	2007	$150,000	0	0	$3,015	0	0	$35,500	(2)(3)	$188,515
	2006	$150,000	0	0	$11,056	0	0	$29,596	(2)(3)	$190,652
Richard M. Scarlata CFO & Treasurer	2007	$110,000	0	0	$132,847	0	0	$20,500	(3)	$263,347
	2006	$110,000	0	0	$11,070	0	0	$12,500	(3)	$133,570

(1) See Notes D [8] and J of the Notes to Consolidated Financial Statements.

(2) The amounts for both Alvin Estevez and Colorado Stark include a perquisite payment for automobile allowance in the amount of $20,000. Messrs. Estevez and Stark also serve as directors of the Company, but without compensation for the director services.

(3) The balance of the amounts for both Alvin Estevez and Colorado Stark include Enigma’s matching of employee contributions to the Company’s 401(k) defined contribution plan (“401(k) Plan”). The amount for Richard M. Scarlata represents Enigma’s matching of employee contributions to the 401(k) Plan. Under the 401(k) Plan, which became effective on May 1, 2004, eligible employees are able to make contributions to the 401(k) Plan, which are matched by the Company at the rate of 100% of an individual employee’s contribution up to the maximum allowable by law, which for 2007 was generally $15,500. See Note K of the Notes to Consolidated Financial Statements.

Employment Agreements

Messrs. Estevez, Stark, and Scarlata each have an employment agreement with the Company that currently extends until December 31, 2010. The employment agreements each provide for an initial term of employment of three years, which term is automatically extended for an additional one year term unless either party notifies the other of its intention not to renew for an additional year. The employment agreements provide for annual discretionary performance bonuses and additional incentive awards, including stock options and stock grants. In addition, the employment agreements each contain non-compete, non-disclosure and non-solicitation restrictive covenants, which last for a period of 12 months following the date of the employee’s termination from the Company. A copy of each of these employment agreements was filed as an exhibit to the Company’s Form 8-K filed on February 16, 2005.

Messrs. Estevez, Stark and Scarlata participate in the Company’s defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"). The 401(k) Plan became effective on May 1, 2004. Eligible employees are able to make contributions to the 401(k) Plan, which are matched by the Company at the rate of 100% of an individual employee’s contribution up to the maximum allowable by law, which for 2007 was generally $15,500.

The Company recognizes compensation costs associated with stock options over each employee’s service period, which in all cases is the vesting period for such stock option grants. The 2007 stock option awards vest ratably over a period of 12 months from the date of grant, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest.

The following table sets forth information with respect to outstanding equity awards at December 31, 2007 held by the persons named in the Summary Compensation Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

	Option Awards (1)								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alvin Estevez President & CEO	0 225,000 26,293	(2) (3) (4)	0 0	0 0	(3) (5)	$ $	0.0715 1.2100	4/12/2011 5/17/2010	0	0	0	0
Colorado Stark Executive Chairman	0 225,000 20,238	(2) (3) (4)	0 0	0 0	(3) (5)	$ $	0.0715 1.2100	4/12/2011 5/17/2010	0	0	0	0
Richard M. Scarlata CFO & Treasurer	1,100,000 225,000 161,718	(2) (3) (4)	0 0 0	274,998 0 16,894	(3) (4)	$ $ $	0.1500 0.0650 1.1000	8/16/2017 4/12/2016 5/17/2015	0	0	0	0

(1) See Notes D [8] and J of Notes to Consolidated Financial Statements.

(2) Represents stock option grants for the year ended December 31, 2007; such grants vest ratably on the last day of each month of April 2007 to March, 2008. Messrs. Estevez and Stark received no option grants in 2007.

(3) Represents stock option grants for the year ended December 31, 2006; such grants vested ratably on the first day of each month of May 2006 to April, 2007.

(4) Represents stock option grants for the year ended December 31, 2005; Mr. Scarlata’s grant vests 16,894 shares on January 1, 2008.

(5) The 2006 and 2005 stock option awards for Messrs. Estevez and Stark and were fully vested at December 31, 2007.

Compensation of Directors

The following table sets forth information with respect to director’s compensation for the fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Edwin J. McGuinn, Jr.	$10,000	0	$41,250	0	0	0	$51,250

Non-employee Directors of the Company are paid $10,000 per year in director fees, payable quarterly. No fees are paid for meeting attendance or for committee service.

Non-employee Directors also receive non-qualified stock options as follows:

Initial Grant. Upon a Board member who is not an employee joining the Board, such member shall receive a grant of Stock Options to purchase 75,000 shares of Stock with an exercise price equal to the Fair Market Value. The Option shall vest 25,000 Shares on the one year anniversary of the date of grant, 25,000 Shares on the second anniversary of the date of grant, and 25,000 Shares on the three year anniversary of the date of grant as long as the Board member is still a member of the Board as of such date. The Option shall have a term of ten years.

Annual Grant. Every Board member who is not an employee shall be entitled to an annual grant of Stock Options to purchase 25,000 Shares on the last trading day in March following the first anniversary of the member joining the Board. The Options shall fully vest on the date of grant with a term of ten years. The exercise price shall be the Fair Market Value.

Special Grant. Every Board member who is not an employee and has been a Board Member prior to the date of the Amendment of this Plan shall be entitled to a one time special grant of Stock Options to purchase 100,000 Shares on the last trading day of the month in which this Amendment of the Plan is adopted. The Options shall fully vest on the date of grant with a term of ten years. The exercise price shall be the Fair Market Value.

During the year ended December 31, 2007, Mr. McGuinn was awarded options to purchase 25,000 shares exercisable at $0.25 per share and options to purchase 100,000 shares exercisable at $0.35 per share. The Options were fully vested upon the date of grant. During the year ended December 31, 2006, Mr. McGuinn was awarded an Option to purchase 3,000 shares exercisable at $0.065 per share. The Option was fully vested upon the date of grant. During the year ended December 31, 2005, Mr. McGuinn was awarded an Option to purchase 39,000 shares exercisable at $1.26 per share. The Option vested as to 13,000 shares on each of March 8, 2006 and March 8, 2007, and shall vest with respect to the remaining 13,000 shares on March 8, 2008, as long as Mr. McGuinn remains a Board member at such time.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of March 25, 2008, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 25, 2008, the Company had 6,387,372 shares of Common Stock outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Percentage of Total Voting Power	Position
Common Stock	Colorado Stark	199,979,477	37.23%	37.23%	Executive Chairman & Director

Common Stock	Alvin Estevez	197,940,948	36.86%	36.86%	President & CEO and Director

Common Stock	Dutchess Private Equities Fund, Ltd. 50 Commonwealth Avenue Boston, MA 02116	132,773,099	24.72%	24.72%

Common Stock	Edwin J. McGuinn, Jr.	0	0	0	Director

Common Stock	Richard M. Scarlata	0	0	0	CFO & Treasurer

	Directors and Executive Officers as a Group (4 persons)	397,920,425	74.09%	74.09%

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

The following table sets forth certain information with respect to the beneficial ownership of the Preferred Stock of the Company as of March 25, 2008, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company’s Preferred Stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 25, 2008, the Company had 7,433,988 shares of Preferred Stock outstanding.

Title of Class	Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Percentage of Total Voting Power	Position
Preferred Stock	Colorado Stark	3,736,036	50.3%	50.3%	Executive Chairman & Director

Preferred Stock	Alvin Estevez	3,697,952	49.7%	49.7%	President & CEO and Director

Preferred Stock	Edwin J. McGuinn, Jr.	0	0	0	Director

Preferred Stock	Richard M. Scarlata	0	0	0	CFO & Treasurer

	Directors and Executive Officers as a Group (4 persons)	7,433,988	100%	100%

Securities Authorized for Issuance Under Equity Compensation Plans

On March 8, 2005, the Company adopted a Stock Option and Grant Plan (the “Plan”), a copy of which was filed as an exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004. On March 13, 2007, the Plan was amended to, among other things, allow for an increase to 9,000,000 shares, the maximum aggregate number of shares of Common Stock reserved and available for issuance under the Plan. The Plan has been approved by the Company’s stockholders.

The following table sets forth certain information with respect to the Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,570,001	$0.20	429,999
Equity compensation plans not approved by security holders	none	none	none
Total	8,570,001	$0.20	429,999

Item 12. Certain Relationships and Related Transactions, and Director Independence

There were no related party transactions during fiscal year 2007.

Edwin J. McGuinn, Jr. is an independent director of the Company, and as such, he satisfies the definition of independence in accordance with SEC rules and NASDAQ listing standards. Colorado Stark and Alvin Estevez are not independent directors of the Company.

Item 13. Exhibits.

Listed in the Exhibit Index on page 34 hereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed or to be billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006, were $81,632 and $66,817, respectively.

Audit Related Fees

The aggregate fees billed or to be billed for audit related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $2,500 and $2,500, respectively.

All Other Fees

The aggregate fees billed for products and services provided the Company’s predecessor accounting firm for the fiscal years ended December 31, 2007 and 2006 were $5,000 and $17,000, respectively.

Audit Committee

After his joining the Board of Directors in March 2005, Mr. McGuinn was designated as the sole member of the audit committee and the independent audit committee financial expert. It is the policy of the Company for all work performed by its independent registered public accounting firm to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by the Board of Directors during 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENIGMA SOFTWARE GROUP, INC.

Date: March 28, 2008	By:	/s/ Alvin Estevez
Alvin Estevez President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alvin Estevez Alvin Estevez	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ Colorado Stark Colorado Stark	Executive Chairman	March 28, 2008

/s/ Richard M. Scarlata Richard M. Scarlata	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2008

/s/ Edwin J. McGuinn, Jr. Edwin J. McGuinn, Jr.	Director	March 28, 2008

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

2
Share Exchange Agreement, effective as of February 16, 2005, by and among the Company, Enigma and the Stockholders (incorporated by reference to Exhibit 2 in the Company’s Form 8-K filed February 18, 2005 (the “February 18 Form 8-K”)).

2.1	Agreement and Plan of Merger, dated March 9, 2005 (incorporated by reference to Exhibit 2.1 in the Company’s Form 8-K filed March 8, 2005).

3(i)	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) in the Company’s Form 10-KSB, filed April 10, 2006).

3(ii)	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) in the Company’s Form 10-KSB, filed April 10, 2006).

4.1	Certificate of Designation of Series A Convertible Preferred Stock, filed June 29, 2006 (incorporated by reference to Exhibit 4.1 in the Company’s Form 8- K filed on June 30, 2006).

10.1	Lease Agreement, dated as of April 2004, by and between Enigma and RFR/SF 17 State Street LP (incorporated by reference to Exhibit 10.1 of the February 18 Form 8-K).

10.2	Employment Agreement, dated as of November 15, 2004, by and between Enigma and Colorado Stark (incorporated by reference to Exhibit 10.2 of the February 18 Form 8-K).

10.3	Employment Agreement, dated as of November 15, 2004, by and between Enigma and Alvin Estevez (incorporated by reference to Exhibit 10.3 of the February 18 Form 8-K).

10.4	Employment Agreement, dated as of December 30, 2004, by and between Enigma and Richard M. Scarlata (incorporated by reference to Exhibit 10.4 of the February 18 Form 8-K).

10.5	Audit Committee Charter, dated March 8, 2005 (incorporated by reference to Exhibit 10.5 in the Company’s Form 10-KSB filed March 29, 2005 (the “2004 Form 10-KSB”)).

10.6	Compensation Committee Charter, dated March 8, 2005 (incorporated by reference to Exhibit 10.6 of the 2004 Form 10-KSB).

10.7	Stock Option and Grant Plan, dated March 8, 2005 (incorporated by reference to Exhibit 10.7 of the 2004 Form 10-KSB).

10.8
Subscription Agreement, dated June 28, 2006, by and among Enigma Software Group, Inc., Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP. (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed on June 30, 2006).

10.9
Debenture Registration Rights Agreement, dated June 28, 2006, by and among Enigma Software Group, Inc., Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP. (incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed on June 30, 2006).

10.10
Debenture Agreement, dated June 28, 2006, by and among Enigma Software Group, Inc., Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP. (incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed on June 30, 2006).

10.11
Share Exchange Agreement, dated June 28, 2006, among Enigma Software Group, Inc., Colorado Stark and Alvin Estevez (incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed on June 30, 2006).

10.12	Debenture Agreement between the Company and Dutchess entered into July 20, 2007 (incorporated by reference to Exhibit 99.1 in the Company’s Form 8- K filed on July 25, 2007).

10.13	Warrant Agreement between the Company and Dutchess entered into July 20, 2007 (incorporated by reference to Exhibit 99.2 in the Company’s Form 8-K filed on July 25, 2007).

10.14	Warrant Agreement between the Company and Dutchess entered into July 20, 2007 (incorporated by reference to Exhibit 99.2 in the Company’s Form 8-K filed on July 25, 2007).

10.13	Amendment No. 1 to the Stock Option Plan (incorporated by reference to Exhibit A of the Company’s Definitive Schedule 14C Information Statement, filed on April 12, 2007).

14	Code of Ethics, dated March 8, 2005 (incorporated by reference to Exhibit 14 of the 2004 Form 10-KSB).

16	Letter on change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K/A filed January 30, 2006).

21	Subsidiaries (incorporated by reference to Exhibit 21 of the 2004 Form 10-KSB).

31.1*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Enigma Software Group, Inc.

Annual Report to Shareholders

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

406 Lippincott Drive, Ste. J
Marlton, NJ 08053-4168
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Enigma Software Group, Inc.
150 Southfield Avenue, Suite 1432
Stamford, Connecticut 06902-7756

We have audited the accompanying consolidated balance sheet of Enigma Software Group, Inc., as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. Enigma Software Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enigma Software Group, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

March 27, 2008

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
CENTER FOR AUDIT QUALITY (CAQ)
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

Enigma Software Group, Inc. Consolidated Balance Sheet December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$95,223
Accounts receivable	415,780
Prepaid expenses	5,375
Deferred expense, net	65,302
Other current assets	16,620
Total current assets	598,300

Property and equipment, net	36,889
Other assets	14,325

Total Assets	$649,514

LIABILITIES, TEMPORARY EQUITY AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$70,115
Current portion of secured convertible debenture, due 2011, net	409,176
Current portion of secured convertible debenture, due 2012, net	500,000
Debenture redemption premium payable	227,294
Accrued debenture interest	18,674
Accrued liability for liquidated damages	114,214
Derivative liability	832,412
Warrant liability	1,116,281
Dividend payable in connection with Preferred Stock beneficial conversion	1,550
Deferred revenue	1,102,224
Total current liabilities	4,391,940

Secured convertible debentures, due 2011, net, less current portion	-
Secured convertible debentures, due 2012, net, less current portion	-
Commitments and contingencies
Total Liabilities	4,391,940

TEMPORARY EQUITY
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized; 7,433,988 issued and outstanding	3,162

CAPITAL DEFICIT
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized; 7,433,988 issued and outstanding	4,272
Common stock, par value $0.001, 250,000,000 shares authorized;
6,387,372 issued and outstanding	6,387
Additional paid-in capital	1,277,233
Accumulated deficit	(5,033,480)
Total capital deficit	(3,745,588)
Total Liabilities, Temporary Equity and Capital Deficit	$649,514

See notes to consolidated financial statements.

Enigma Software Group, Inc. Consolidated Statements of Operations Years ended December 31,

	2007		2006
Revenues:
Sales of software products and subscriptions		$3,150,364		$1,207,824
Commission income and other revenue		263,603		119,657
Total revenues		3,413,967		1,327,481

Expenses:
Marketing and selling		1,081,002		214,725
General and administrative		3,239,394		1,850,261
Depreciation and amortization		146,382		14,577
Total expenses		4,466,788		2,079,563

Operating loss		(1,052,811)		(752,082)

Debenture interest expense		(110,302)		(61,000)
Provision for debenture redemption premium		(257,294)		(104,166)
Provision for liquidated damages		(517,919)		(96,295)
Discount expense on convertible debentures		(900,000)		(100,000)
Fair value adjustments for derivatives and warrants		(188,599)		(760,095)
Accretion adjustment for beneficial conversion feature
of Preferred Stock		89,282		(92,925)

Loss before income tax provision		(2,937,643)		(1,966,563)
Income tax provision		-		-

Net loss	$	(2,937,643)	$	(1,966,563)

Basic net loss per common share		$(0.63)		$(0.20)
Diluted net loss per common share		$(0.63)		$(0.20)

Weighted average shares outstanding:
Basic		4,671,632		10,068,680
Diluted		4,671,632		10,068,680

See notes to consolidated financial statements.

Enigma Software Group, Inc. Consolidated Statement of Changes in Capital Deficit For the two years ended December 31, 2007

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Capital
	Shares	Par value	Shares	Par value	Capital	Deficit	Deficit
Balance - December 31, 2005			16,243,267	$16,243	$(55,502)	$(129,274)	$(168,533)

Exchange and cancellation of common shares for newly issued preferred shares	7,433,988	$7,434	(12,052,001)	(12,052)	4,618

Stock based compensation expense					178,985		178,985

To provide for temporary equity		(5,404)			25,378		19,974

Net loss for the year						(1,966,563)	(1,966,563)

Balance - December 31, 2006	7,433,988	$2,030	4,191,266	$4,191	$153,479	$(2,095,837)	$(1,936,137)

Issuance of registered common
shares upon conversion of
debentures			1,396,106	1,396	52,761		54,157

Issuance of restricted common
shares			800,000	800	111,145		111,945

Stock based compensation
expense					983,134		983,134

To relieve temporary equity		2,242			(23,286)		(21,044)

Net loss for the year						(2,937,643)	(2,937,643)

Balance - December 31, 2007	7,433,988	$4,272	6,387,372	$6,387	$1,277,233	$(5,033,480)	$(3,745,588)

See notes to consolidated financial statements.

Enigma Software Group, Inc. Consolidated Statement of Temporary Equity For the two years ended December 31, 2007

Balance - December 31, 2005	$-

To provide for temporary equity	5,404

Balance - December 31, 2006	$5,404

To relieve temporary equity	(2,242)

Balance - December 31, 2007	$3,162

See notes to consolidated financial statements.

Enigma Software Group, Inc. Consolidated Statements of Cash Flows For the years ended December 31,

	2007	2006
Cash flows from operating activities:
Net loss	$(2,937,643)	$(1,966,563)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Stock based compensation expense	983,134	178,985
Discount expense on convertible debentures	900,000	100,000
Provision for liquidated damages	517,919	96,295
Provision for debenture redemption premium	257,294	104,166
Fair value adjustments for derivatives and warrants	188,599	760,095
Depreciation and amortization	146,382	14,577
Accretion adjustment for beneficial conversion feature of Preferred Stock	(89,282)	92,925
Changes in:
Accounts receivable	(163,393)	(201,092)
Prepaid expenses	(5,375)	6,501
Other current assets	(15,349)
Other assets	(3,237)	(11,088)
Accounts payable and accrued expenses	(31,191)	(35,692)
Accrued debenture interest	8,674	10,000
Deferred revenue	575,019	(42,407)
Net cash provided by (used in) operating activities	331,551	(893,298)

Cash flows from investing activities:
Purchase of property and equipment	(36,748)	(12,456)
Net cash used in investing activities	(36,748)	(12,456)

Cash flows from financing activities:
Repayment of current portion of secured convertible debentures, due 2011	(536,667)
Payment of accrued debenture redemption premium	(134,167)
Issuance of convertible debentures		1,000,000
Less: Deferred financing costs incurred in connection with issuance of convertible debentures, due 2011		(95,000)
Net cash (used in) provided by financing activities	(670,834)	905,000

Net decrease in cash and cash equivalents	(376,031)	(754)

Cash and cash equivalents - beginning of year	471,254	472,008
Cash and cash equivalents - end of year	$95,223	$471,254

Supplemental disclosure of cash flow information:
Cash paid for Interest	$101,628	$51,000

See notes to consolidated financial statements.

Enigma Software Group, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007 and 2006

NOTE A - CORPORATE ORGANIZATION, GOING CONCERN AND DESCRIPTION OF BUSINESS

Corporate organization

Enigma Software Group, Inc. (“Enigma” or the “Company”), is a Delaware corporation, headquartered in Connecticut, that was formed in 2005 and is the surviving corporation of a reverse takeover with Maxi Group, Inc. (“Maxi”). Enigma commenced operations in 1999 and is a developer of security software products designed to give customers control over the programs installed on their computers in an automated and easy-to-use way, thereby enhancing transparency and user-control. In February of 2005, Enigma, upon completion of a reverse takeover transaction with Maxi, began trading on the Over the Counter Bulletin Board (the “OTCBB”). Enigma currently trades on the OTCBB under the symbol “ENGM.” The consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries. The only intercompany transactions are investments in and advances to, subsidiaries, which have been eliminated in consolidation. UAB Enigma Software Group LT (“UAB Enigma”), one of the Company’s wholly-owned subsidiaries, is a foreign corporation formed under the laws of the Republic of Lithuania. UAB Enigma, which is a cost center, has no revenues other than intercompany revenues. UAB Enigma commenced operations in the fourth quarter of 2006 and its financial statements, which are prepared in the local currency, have been converted to U.S. dollars using the appropriate exchange rates. A foreign currency translation loss, which is not material to the consolidated results, is included in General and Administrative expenses for the years ended December 31, 2007 and 2006.

Going Concern - The Company is in default under certain debentures, does not have the ability to satisfy its obligations and may not be able to continue its operations

The Company did not generate sufficient cash flows from revenues to fund its operations and debt service during the years ended December 31, 2007 and 2006. In June 2006, Enigma entered into a One Million Dollar ($1,000,000) convertible debenture agreement (the “Old Debenture Agreement”) with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (see Notes B and G).

In July 2007, the Company entered into a new Five Hundred Thousand Dollar ($500,000) convertible debenture agreement (the “New Debenture Agreement”) with Dutchess Private Equities Fund, Ltd. as successor in interest to Dutchess Private Equities Fund, LP & Dutchess Private Equities Fund, II, LP (“Dutchess”) (see Notes B and G).

At December 31, 2007, the Company had a net working capital deficit of approximately $3.8 million. After adding back a derivative liability, a warrant liability and a dividend payable in connection with a preferred stock beneficial conversion feature, all of which totaled approximately $2.0 million, the Company still had net a working capital deficit of approximately $1.8 million (of which approximately $1.3 was due to Dutchess).

At December 31, 2006, the Company had a net working capital deficit of approximately $1.9 million. After adding back a derivative liability, a warrant liability, and a dividend payable in connection with a preferred stock beneficial conversion feature, all of which totaled approximately $1.8 million, the Company still had net working capital deficit of approximately $100,000.

Beginning on January 2, 2007, the Company had been required to make monthly amortizing principal payments and redemption premium payments to Dutchess each in the amount of approximately $104,167. Due to its deteriorating cash position the Company was unable to make the full required payment on March 1, 2007 and in subsequent months, thereby creating multiple Events of Default under the Financing documents. Such Events of Default were cured in July 2007. (See Notes B and G).

Subsequent to July 2007, in accordance with an agreement with Dutchess (see Notes B and G), the Company was required to make monthly amortizing principal payments and redemption premium payments on the Old Debenture Agreement, as well as interest payments on both the Old Debenture Agreement and the New Debenture Agreement. Due to its deteriorating cash condition, the Company was unable to make the payments due to Dutchess on neither December 1, 2007, January 2, 2008, February 1, 2008, nor March 2, 2008, thereby creating new multiple Events of Default. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Dutchess and the Company have developed a plan for the curing of these new multiple Events of Default in a manner that is fair and equitable to the shareholders of the Company as well as to the parties to the agreement (See Note O).

Description of Business

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

NOTE B - FINANCING TRANSACTION

On June 28, 2006, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Dutchess pursuant to which the Company issued secured debentures, convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the principal amount of One Million Dollars ($1,000,000) (the “Old Debentures”) (See Note G). Dutchess funded Five Hundred Thousand Dollars ($500,000) to the Company upon the initial closing and funded an additional Five Hundred Thousand Dollars ($500,000) to the Company on July 25, 2006 (the “Financing”); simultaneous with the Company’s filing of the Registration Statement with the SEC, covering the shares of Common Stock underlying the Old Debentures.

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

Liquidated Damages

The Registration Rights Agreement between the Company and Dutchess provides for liquidated damages to the extent that the Company does not attain certain milestones within specified time frames. Pursuant to the Registration Rights Agreement, liquidated damages amounting to approximately $20,000 per month, were payable by the Company, in the event that the Registration Statement was not declared effective within 90 calendar days after the closing of the Financing. Such liquidated damages were payable for each 30 calendar day period after the 90 day milestone on a pro-rata, compounded daily basis, until the Registration Statement was declared effective. Furthermore, liquidated damages amounting to approximately $20,000 per month were payable by the Company, in the event that it failed to respond to any SEC comments or correspondence within seven business days of receipt of such by the Company and within nine business days in the case of SEC staff accounting comments. In addition, liquidated damages accrued as a result of the Company’s inability to make the full required monthly payments of $104,167 (see Note A). As a result, as of June 30, 2007, liquidated damages totaling $953,510 had been accrued by the Company in connection with these provisions, as (1) the Registration Statement was not declared effective until June 7, 2007; (2) the Company had required more than nine business days to respond, in each case, to the SEC staff’s numerous rounds of comments on the Registration Statement; and (3) the inability of the Company to make the required principal payments in full. However, as discussed below, in connection with the New Debenture Agreement, the Company was relieved of a portion of the liability for such liquidated damages, plus such damages that had continued to accrue from June 30, 2007 to the issuance of the New Debenture. With the Registration Statement having been declared effective, if Dutchess’ right to sell is suspended for any reason for a period of 5 business days, then the Company must pay liquidated damages in the amount of 2% of the face amount of the then outstanding Old Debentures for each 10 day calendar period that the suspension is in effect.

As a result of the Company’s default in December 2007, liquidated damages of approximately $114,000 were accrued by the Company at December 31, 2007. Additional liquidated damages continue to accrue at the approximate monthly rate of $114,000, absent a curing of the default (See Note O).

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

The conversion rate of Dutchess’ Old Debentures is a fluctuating 25% discount from the market price around the time of conversion, with a maximum conversion rate of $0.07 per share (the “Maximum Conversion Price”). Furthermore, the conversion rate of the Preferred Stock fluctuates with the conversion rate of Dutchess’ Old Debentures and the exercise price of the Old Warrants as set forth in Article 3.2(d) # (vi) of the Certificate of Designation of the Series A Convertible Preferred Stock, and is thus a discount of 25% from current market price. Dutchess’ overall ownership at any one moment is limited to 9.9% of the outstanding shares of Common Stock in accordance with the Financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Old Debentures or exercise additional Old Warrants into shares of Common Stock. The shares of Common Stock that will be issued, if the shares of Preferred Stock are converted, will be very dilutive to the Company’s common stockholders (see Notes G and I).

Debt restructure

On July 15, 2007, the Company and Dutchess reached an agreement whereby, among other things, the Company agreed to pay down the remaining principal of the Old Debentures, plus a required 25% redemption premium, plus accrued interest, on the first business day of every month commencing August 1, 2007. Accordingly, these liabilities are classified entirely as current liabilities on the accompanying balance sheet. During the six-month period ended December 31, 2007, the Company paid Dutchess $278,000 in principal reductions and $69,500 in redemption premiums. However, due to its deteriorating cash condition, the Company was unable to make the required payments to Dutchess on neither December 1, 2007, January 2, 2008, February 1, 2008, nor on March 3, 2008, thereby creating new multiple Events of Default. Dutchess and the Company have reached an agreement on curing these new multiple Events of Default (See Note O).

On July 20, 2007, in connection with the New Debenture Agreement the Company issued a new secured convertible debenture to Dutchess in the amount of $500,000 (the “New Debenture”) on similar terms to those of the Old Debenture and Dutchess agreed to forego the payment of liquidated damages, which as of June 30, 2007 had accrued in the amount of $953,510. No cash was received by the Company upon the issuance of the New Debenture; however the Company was relieved of the current liability for liquidated damages, plus such damages that continued to accrue from June 30, 2007 to the issuance of the New Debenture, the total of which the Company estimates to have been in excess of $1,000,000. As a result of the Company’s failure to make the payments required on December 1, 2007, the principal under the New Debenture was accelerated and this liability and its required debenture redemption premiums payable are classified entirely as current liabilities on the accompanying balance sheet.

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

NOTE D - SIGNIFICANT ACCOUNTING POLICIES

[1]	Fair value of financial instruments

At December 31, 2007 and 2006, the Company’s financial instruments included cash, accounts receivable and accounts payable. The carrying values of these instruments approximate their fair value because of their short-term nature.

At December 31, 2007 and 2006, financial instruments also included the Debentures. Because the Debentures contain a conversion features that are deemed to be an embedded derivatives requiring bifurcation from the debt host instrument, they are precluded from being accounted for as conventional convertible debt. Specifically, the Company has concluded that since, among other things, the Debenture contracts do not contain economic characteristics and risks that are contained in their embedded derivative (i.e., the Company’s Common Stock) and the host instruments do not meet the definition of conventional convertible debt required by Emerging Issues Task Force Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”), as they contain provisions that could result in the conversion ratio not being fixed, the Debentures should be accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”). Accordingly, the fair value of the derivative liabilities as of the December 31, 2007 and 2006, have been estimated using a Black-Scholes-Merton model with the following assumptions:

	December 31, 2007	December 31, 2006
Debenture conversion price (1)	$.0188	$0.35
Expected live of the debt (2)	3 months current	2 months current 5 year non-current
Estimated dividends (3)	$0.00	$0.00
Expected volatility (4)	282.19%	221.13%
Risk-free interest rate (5)	3.63%	4.65%

(1)
Debenture conversion price equal to 75% of the closing market price of the Company’s Common Stock as of the last trading day on which the Company’s Common Stock traded prior to December 31, 200 7 and 2006.

(2)
A three month live in the case of December 31, 2007 non-current Debentures is assumed; while in the case of December 31, 2006, a five year life in the case of the non-current portion of the Debentures and an average 2 month life in the case of the current portion of the Debentures is assumed.

(3)	Estimated the amount of dividends the Company would pay to be zero.

(4)
The expected volatility at December 31, 2007 and 2006 of 282.19% and 221.13% respectively, are based on the average of the historical volatility for the Company’s Common Stock during its respective 34 and 22 months of trading activity.

(5)
The risk-free interest rate of 3.63% and 4.65% at December 31, 2007 and 2006, respectively, is based on the U.S. Treasury constant maturity rate for the period equal to the expected life of the derivative instrument.

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

During May 2006, the Company introduced SpyHunter 2.7, and in the fourth quarter of 2006 and the first quarter of 2007, introduced SpyHunter 2.8 and SpyHunter 2.9, respectively. The Company introduced SpyHunter 3 Security Suite® during the fourth quarter of 2007. In all cases, the Company provides PCS for a period of six months. The Company considers all revenue from the sales of SpyHunter to be attributable to the service elements.

With respect to commission income, the Company recognizes such revenue at the time of delivery of the product or the service for which the commission is earned.

The Company’s license agreement for its SpyHunter software does not provide the Company’s customers with any right of return. However, the Company may decide to accept customer returns on a case-by-case basis. For the years ended December 31, 2007 and 2006, customer returns and chargebacks were minimal.

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

Advertising expenses, consisting primarily of space purchased from various Internet-based marketers as well as search engines, are expensed as incurred. For the years ended December 31, 2007 and 2006, advertising expense amounted to $612,248 and $87,193, respectively, and is included in marketing and selling expenses in the Company’s Consolidated Statement of Operations for those respective years.

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

The Company recognizes compensation costs associated with stock options over each employee’s service period, which in all cases is the vesting period for such stock option grants. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R established standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123R permits using a modified version of prospective application under which compensation costs are recorded for unvested shares outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123R are restated. SFAS 123R became effective, for the Company, as of January 1, 2006, with early adoption permitted. Enigma adopted prospective application in 2006, and accordingly compensation costs associated with stock options that were unvested at December 31, 2005 and which vested in the first quarter of 2006 were expensed in the first quarter of 2006. This resulted in a charge to earnings of $108,263 in that quarter. Accordingly, the financial statements for the Company’s prior interim periods and fiscal years did not reflect any restated amounts. In addition, for compensation costs incurred in the subsequent quarters of 2006 in connection with stock options granted and vested during 2006, the Company recorded charges to earnings of $70,722 in those quarters, resulting in a total charge of $178,985 for the year ended December 31, 2006. For the year ended December 31, 2007, compensation costs incurred in connection with granted and vested during the year as well as older options which vested, the Company recorded a charge to earnings of $983,134. All stock-based compensation expense is included in General and Administrative expense on the Company’s Consolidated Statement of Operations. Since the portion of this expense related to Incentive Stock Options (“ISOs”) is not deductible for tax purposes, its recording gave rise to a deferred tax asset of approximately $344,000 and $61,000 at December 31, 2007 and 2006. However, since the Company has reported net losses before income tax provision for the years ended December 31, 2007 and 2006, and has utilized all if its Net Operating Loss carryforwards, such benefits will not be realizable, and as a result, have been entirely offset by a valuation reserve.

[9]	Earnings per share:

Basic earnings (loss) per share are computed by dividing the income/(loss) available to common stockholders by the weighted average number of common shares outstanding. For the years ended December 31, 2007 and 2006 diluted earnings per share would include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method, as well as the potential conversion of shares of Preferred Stock into Common Stock, the potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon potential exercise of Warrants. Since such treatment for the years ended December 31, 2007 and 2006 would be anti-dilutive, diluted earnings per share are equivalent to basic earnings per share.

[10]	Future impact of recently issued accounting standards:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted these disclosures with respect to its outstanding debentures and warrants.

[11]	Cash and cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

NOTE E - CONCENTRATIONS OF CREDIT RISK

CASH AND CASH EQUIVALENTS

The Company has placed its cash and cash equivalents with highly capitalized financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2007 and 2006, such cash balances were in excess of FDIC limits.

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

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at December 31:

	2006	2005	Estimated Useful Lives
Computer hardware	$40,642	$23,163	3 years
Furniture and fixtures	6,060	3,293	5 - 6 years
Telecommunications equipment	2,502		3 years

Gross property and equipment	49,204	26,456
Less accumulated depreciation	12,315	12,077

Net property and equipment	$36,889	$14,379

During the years ended December 31, 2007 and 2006, the Company recorded depreciation expense of $14,238 and $5,077, respectively. Also during the years ended December 31, 2007 and 2006 the Company acquired property and equipment totaling $36,748 and $12,746, respectively, and during the year ended December 31, 2007, wrote off fully depreciated assets and associated accumulated depreciation of $14,000.

NOTE G - SECURED CONVERTIBLE DEBENTURES

[1]  SECURED CONVERTIBLE DEBENTURES DUE 2011

The Old Debentures bear interest at 12% per annum, payable monthly, and are due in June of 2011. However, in connection with the Company’s default as of December 4, 2007, (see Note B), the maturity of the Old Debentures has been accelerated and accordingly, the Old Debentures are reported as a current liability in the balance sheet. The Old Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.07 per share or seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the 20 trading days immediately preceding a notice of conversion (the “Conversion Price”). The Old Warrants are also exercisable at the Conversion Price and may be exercised any time after issuance through and including June 28, 2011. The shares of Common Stock that will be issued, if the underlying Old Debentures are converted and the Old Warrants are exercised, will be very dilutive to the Company’s common stockholders (see Note I).

During the third and fourth quarters of the year ended December 31, 2007, Dutchess converted a total of $54,157 face amount of the Old Debentures, at varying conversion prices ranging from $0.0188 to $0.07, into 1,396,106 registered shares of the Company’s Common Stock.

The potential conversion of the Old Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of the Old Warrants give rise to a derivative liability (the “Derivative Liability”) and a warrant liability (the “Warrant Liability”), respectively. The Company has calculated the potential fair value of each respective liability using the Black-Scholes-Merton option-pricing model: the annualized historical volatility of the Company’s stock price over a period of 34 months of 282.19%; an estimated exercise price of $0.0188, equal to the Conversion Price at December 31, 2007; a discount rate of 3.63% equal to the yield on 5 year US Treasury Notes issued December 28, 2007; an estimated life of 3 months for the Old Debentures; and an estimated life of 3.5 years for the Old Warrants.

[2] SECURED CONVERTIBLE DEBENTURES DUE 2012

On July 20, 2007, the Company entered into the New Debenture Agreement with Dutchess and immediately closed the transaction pursuant to which the Company issued the New Debentures. Interest only payments were due on the New Debentures until their maturity. However, in connection with the Company’s default as of December 4, 2007, (see Note B), the maturity of the New Debentures has been accelerated and accordingly, the New Debentures are reported as a current liability in the balance sheet. The New Debentures are convertible into shares of Common Stock of the Company at the lesser of seven cents ($.07), or seventy-five percent (75%) of the lowest closing bid price of the Company’s Common Stock during the twenty (20) trading days immediately preceding a notice of conversion. At the same time, the Company entered into a warrant agreement (the “New Warrant”) with Dutchess, whereby the Company issued to Dutchess warrants to purchase 25,000,000 shares of the Common Stock of the Company at the exercise price of $0.01 per share of Common Stock. The term of the New Warrant is five years and it contains registration rights. The shares of Common Stock that will be issued, if the underlying New Debentures are converted and the New Warrants are exercised, will be very dilutive to the Company’s common stockholders (see Note I).

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

The potential conversion of the New Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of the New Warrants give rise to a Derivative Liability and a Warrant Liability respectively, as well. The Company has calculated the potential fair value of each respective liability using the Black-Scholes-Merton option-pricing model: the annualized historical volatility of the Company’s stock price over a period of 34 months of 282.19%; an estimated exercise price of $0.0188, equal to the Conversion Price at December 31, 2007; a discount rate of 3.63% equal to the yield on 5 year US Treasury Notes issued December 28, 2007; an estimated life of 3 months for the New Debentures; and an estimated life of 4.5 years for the New Warrants.

[3] ESTIMATED FAIR VALUE

These calculations resulted in an estimated fair value of $832,412 for the convertibility feature of the Old and New Debentures and an estimated fair value of $1,116,281 for the Old and New Warrants at December 31, 2007. Such amounts were recorded as liabilities in the Company’s consolidated financial statements as of December 31, 2007, giving rise to a charge to earnings for year ended December, 2007 of $188,599. For the year ended December 31, 2006, the charge to earnings for the fair value adjustment of derivatives and warrants was $760,095.

[4] DEBT DISCOUNT EXPENSE

In connection with the issuance of the Old Debentures and the calculation of the fair value of the Warrant Liability and Derivative Liability at the time of issuance, a discount of $1 million was netted against the liability for the Old Debentures, thereby reducing that liability to a net of zero. As the Old Debentures were due 60 months from the closing of the Financing, the $1,000,000 discount was to be amortized as an expense at the rate of $16,667 per month. This was done through December 31, 2006, giving rise to a discount expense on the Old Debentures for the year ended December 31, 2006 of $100,000. However, as a result of the principal payments required to be made to Dutchess, due to the Registration Statement not having become effective, as well as the Company’s default as of December 4, 2007, unamortized debt discount expense of $900,000 associated with the then current portion of Old Debentures, was expensed during the year ended December 31, 2007.

In connection with the issuance of the New Debentures and the calculation of the fair value of the Warrant Liability and Derivative Liability at the time of issuance, a discount of $500,000 was netted against the liability for the New Debentures, thereby reducing that liability to a net of zero. As the New Debentures were due 60 months from the closing of the Financing, the $500,000 discount was to be amortized as an expense at the rate of $8,333 per month. However, as a result of the Company’s default as of December 4, 2007, no discount expense was taken and the New Debentures are reported in the consolidated balance sheet as a current liability.

NOTE H - TEMPORARY EQUITY

As of December 31, 2007, the Company did not have a sufficient quantity of authorized Common Stock to meet it potential obligations for conversion of the Old and New Debentures, the exercise of the Old and New Warrants and the conversion of the Preferred Stock. At the December 31, 2007 exercise price of $0.0188 per share, the remaining outstanding Old Debentures could have been converted into 21,764,700 shares of the Company’s Common Stock; the Old Warrants could have been exercised for 15,000,000 shares of the Company’s Common Stock; the outstanding New Debentures could have been converted into 26,595,745 shares of the Company’s Common Stock; the New Warrants could have been exercised for 25,000,000 shares of the Company’s Common Stock; and the Preferred Stock could have been converted into 270,191,009 shares of the Company’s Common Stock. The aggregate of the common shares outstanding and those shares due upon the conversions and the Warrant exercise, as of December 31, 2007, was approximately 365 million shares of Common Stock, which exceeded the 250 million shares of Common Stock authorized in the Company’s Certificate of Incorporation.

During the year ended December 31, 2007, the Company was successful in increasing the number shares of its authorized Common Stock from 100 million to 250 million shares. However, because the number of shares issuable upon conversion of the Old and New Debentures as well the number of shares issuable upon conversion of the Preferred Stock varies inversely with the price of the Company’s Common Stock, the 150 million share increase in authorized shares of Common Stock proved to be insufficient.

Accordingly, the excess of such shares, 114,938,826, represented by 3,162,407 shares of the Company’s Preferred Stock, has been reclassified to Temporary Equity on the Consolidated Balance Sheet until this situation can be resolved. Management intends to study its alternatives to remedy this situation, including further increasing the number of authorized shares of Common Stock, with the consent of the Company’s shareholders. In addition, at December 31, 2007, based on the Company’s stock trading price and the conversion price of the preferred shares, a beneficial conversion feature estimated to be $3,643 exists, with respect to the Preferred Stock. At December 31, 2006, this beneficial conversion feature was estimated to be $92,925. Accordingly, a credit to income of $89,282 was required in connection with the Preferred Stock beneficial conversion feature. The portion of the estimated beneficial conversion feature of $3,643 that relates to the preferred shares deemed to be temporary equity ($1,550) was recorded as a dividend payable to preferred shareholders; and the portion that relates to the preferred shares in permanent equity ($2,093) was credited to Additional Paid-in Capital.

NOTE I - CAPITAL DEFICIT

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

As of December 31, 2007, 6,387,372 shares of Common Stock were issued and outstanding, 9,000,000 shares of Common Stock were reserved for issuance upon the exercise of outstanding and future stock options (see Note J), and 57,790,000 shares of Common Stock were reserved for conversion of the Old Debentures and exercise of the Old Warrants. The number of issued and outstanding common shares increased during the year ended December 31, 2007 in connection with the conversion of debentures in the principal amount of $54,157 due 2011 into 1,396,106 shares of Common Stock and the issuance of an aggregate of 800,000 shares of Common Stock pursuant to Section 4(2) of Securities Act of 1933, as amended, which shares were issued as consideration for the retention of three firms to provide investor relations services to the Company. These firms were engaged by the Company to create and execute a public awareness campaign, to assist in responding to inquiries from potential investors, to solicit research firm coverage of the Company and to prepare and post on various websites, both proprietary and non-proprietary, research reports on the Company.

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

Preferred Stock - As discussed in Note B, in connection with the issuance of the Old Debentures to Dutchess, Messrs. Stark and Estevez exchanged their combined 12,052,001 shares of Common Stock for 7,433,988 shares of Preferred Stock. The terms of the Preferred Stock follow:

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

On August 16, 2007, as approved by the Board of Directors of the Company, the Company granted options under the Stock Option Plan to six employees of the Company, several consultants, and 19 employees of the Company’s wholly-owned foreign subsidiary, UAB Enigma, to purchase an additional aggregate of 6,370,000 shares of the Company’s Common Stock at an exercise price of $0.15. Subsequently, with the termination of several employees, 34,000 options were cancelled and returned to the pool. A portion of the options issued vested immediately upon issuance and the remainder vest ratably over the months through March 31, 2008, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest. The following table presents the status of options outstanding under the Stock Option Plan as of December 31, 2007:

Year of Grant	# granted	# cancelled	# exercised	# outstanding	# vested	# unvested
2005	1,257,595	(711,594)	0	546,001	(366,731)	179,270
2006	2,438,000	(875,000)	0	1,563,000	(1,563,000)	0
2007	6,495,000	(34,000)	0	6,461,000	(4,876,997)	1,584,003
Total	10,190,595	(1,620,594)	0	8,570,001	(6,806,728)	1,763,273

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

NOTE K - PROFIT SHARING PLAN

The Company has a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"), under which eligible employees are able to make contributions that are matched, effective September 1, 2006, by the Company at the rate of 100% of an individual employee’s contribution, up to the maximum allowable by law. For 2007, that amount is generally $15,500 (for employees 50 years of age and older it is $20,500). Such amounts for 2006 were $15,000 and $20,000, respectively. Prior to September 1, 2006, the Company matched 50% of the first $10,000 of an individual employee's contribution. The Company's contributions to the 401(k) Plan for the years ended December 31, 2007 and 2006 were $105,434 and $76,481.

NOTE L - PROVISION FOR INCOME TAXES

The reconciliation of the income tax benefit computed at the U.S. federal statutory tax rate to the income tax benefit is as follows:

	2007	2006
Computed benefit	$(334,300)	$(668,600)
State tax benefit, net of federal effect	(25,000)	(50,000)
Income tax benefit	$(309,300)	$(718,600)

As the income tax benefits of $309,300 and $718,600 may not be realized, they have been entirely offset by valuation allowances.

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred revenue	$(1,102,224)	$(527,205)
Net operating loss carryforwards	1,102,224	527,205
Net deferred tax asset	$0	$0

As of December 31, 2006, the Company had a federal net operating loss carryforward of approximately $987,000 available to offset future taxable income through 2021.

NOTE M - LEGAL PROCEEDINGS

From time to time the Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE N - COMMITMENTS AND CONTINGENCIES

Office Lease:

At December 31, 2006, there was no lease for the Company’s then current office space, which was located within an office suite complex in Stamford, Connecticut. Rather, the Company had entered into an office service agreement with the operator of the office suite giving the Company a license to use designated offices as well as business center facilities and services. The office services agreement, which had covered services such as: telephone, heat, electricity, furniture, lighting, restroom facilities, reception, conference facilities, mailbox, parking and office cleaning, was in effect until August 31, 2007. In February 2007, the Company notified the operator of the office suite complex that would not renew again and would vacate the premises prior to August 31, 2007. On February 27, 2007, the Company signed a 15 month lease at a nearby facility at a lower cost and moved into that space, which is its current space shortly thereafter. The lease expires May 31, 2008. The Company intends to renew the lease for another 15 month term.

Rent expense and office services expenses amounted to $75,025 and $79,587 for the years ended December 31, 2007 and 2006, respectively.

NOTE O - SUBSEQUENT EVENTS

On March 26, 2008, pursuant to provisions in the Old Debenture and the New Debenture, Dutchess issued to the Company a notice of an event of default (the “Default Notice”), due to the Company’s failure to make regular monthly interest payments and payments of principal under the terms of the Old Debenture and failure to make required interest payments under the New Debenture (the “Default”). Pursuant to the Old Debenture, the Company is obligated to pay Dutchess interest at the rate of twelve percent (12%) per annum, on a monthly basis, and amortizing monthly cash payments in the amount of $104,166.67, and under the New Debenture the Company is obligated to pay Dutchess interest at the rate of twelve percent (12%) per annum, compounded daily, on a monthly basis. Accordingly, as of March 24, 2008, the Company owed Dutchess an aggregate amount of $1,637,568.18 under both Debentures, including principal, interest and liquidated damages arising out of the Default. As a secured creditor, Dutchess is entitled to exercise its default remedies pursuant to a Security Agreement entered into in connection with the Old Debenture, including taking possession of all of the assets of the Company.

In contemplation of Dutchess issuing the Default Notice, the Company and Dutchess entered into negotiations to resolve the Default. As a consequence of these discussions, the Company and Dutchess have developed the following plan (the “Plan”) to restructure the Company and to cure the Default. If effected, under the Plan, Dutchess would waive the liquidated damages arising out of the Default and rescind acceleration of the Debentures. The Plan is currently structured as described below.

First, the Plan contemplates that Title America Corp., a Nevada corporation (“Title America”), an affiliate of Dutchess and sole shareholder of Tool City, Inc., a California corporation (“Tool City”), would enter into a Securities Purchase Agreement, with the holders of all of the Company’s shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), pursuant to which such individuals, who are the Company’s Executive Chairman and Chief Executive Officer, would sell all of the Series A Preferred Stock to Dutchess and as a result would no longer be stockholders of the Company (the “Preferred Stock Purchase”). The amount paid by Title America for the Series A Preferred Stock would equal $1,000, an amount which will be paid from Title America’s working capital. Based on the closing bid price of the Company’s shares of common stock, par value $0.001 per share (the “Common Stock”), on March 20, 2008, if the Preferred Stock Purchase is effected, Dutchess would own 100% of the Company’s Preferred Stock, and would beneficially own 98.81% of the Company’s Common Stock, based on the conversion rights of the shares of Preferred Stock, the conversion of the Debentures into shares of Common Stock, and the exercise of 40,000,000 common stock purchase warrants (the “Warrants”) held by Dutchess, without giving effect to certain blockers on conversion or exercise provided for in the Debentures or the Warrants, which will be removed in conjunction with the Preferred Stock Purchase.

In addition, upon the closing of the proposed Preferred Stock Purchase, Dutchess is expected to appoint Theodore Smith, Michael Novielli and Douglas Leighton (the “New Directors”) to the Company’s Board of Directors (the “Board”). The Plan contemplates that all of the current members of the Company’s Board, Alvin Estevez, Colorado Stark and Edwin J. McGuinn, Jr., the sole member of the Company’s Audit Committee and Compensation Committee, would resign from the Board ten (10) calendar days following the mailing to the Company’s stockholders of a Schedule 14F-1 Information Statement pertaining to the appointment of the New Directors to the Company’s Board. As a result of the Preferred Stock Purchase and the election of the New Directors, Dutchess is expected to acquire control of the Company.

The Plan contemplates that following the closing of the Preferred Stock Purchase, the Company and Title America intend to enter into a Share Exchange Agreement (the “SEA”). Pursuant to the SEA, the Company would acquire all of the stock of Tool City and Tool City would become a wholly-owned subsidiary of the Company. In exchange for all of the common stock of Tool City, the Company would issue to Title America shares of a new series of Preferred Stock of the Company (the “Series B Preferred Stock”) which would be convertible into shares of Common Stock and would have an aggregate liquidation preference of $8,314,000. The Plan contemplates that the shares of Series A Preferred Stock acquired by Dutchess in the Preferred Stock Purchase would then be cancelled, whereupon Dutchess and its affiliates would beneficially own approximately 95.67% of the Company’s Common Stock, based on the conversion rights of the Series B Preferred Stock and the Debentures and their ownership of the Warrants.

Management believes that the Company would have an increased ability to satisfy its obligations under the Debentures after its acquisition of Tool City. Tool City provides title and auto pawn loans against the equity in vehicle owner’s cars. Tool City has historically had minimal credit losses due to its low loan-to-value ratios, technological advancements permitting the tracking of vehicles serving as collateral for outstanding loans, and the liquidity of collateral against which Tool City makes loans. Revenues are generated from interest on outstanding loans, sales from repossessed cars, and the resale of pawned items. Tool City currently has nine employees, and was founded in 1996 to serve consumers located in Southern California. All of the outstanding common stock of Tool City was recently purchased by Title America. Accordingly, the Company would enter into a new line of business upon the acquisition of Tool City.

The Plan further contemplates that after the acquisition of Tool City, the Company would exit its existing software business and sell substantially all of the assets of such business to Enigma Software Group USA, LLC, a Connecticut limited liability company (“Enigma Software Group”), formed by Messrs. Estevez and Stark for the purposes of effecting the Asset Purchase (as defined below). The parties are expected to enter into an Asset Purchase Agreement (the “APA”), whereby Enigma Software Group would assume substantially all of the assets and liabilities, excluding the Debentures, including interest due thereon and liquidation damages, of the Company (the “Asset Purchase”). It is expected that the Enigma Software Group would indemnify the Company in connection with such liabilities that it assumes and would assure that at the closing of the Asset Purchase the Company retains $172,500 in cash. In addition, Messrs. Estevez and Stark, and certain other employees, would cancel an aggregate amount of options representing the right to purchase 8,203,676 of the Company’s Common Stock.

On March 27, 2008, the Company filed a Current Report on Form 8-K reporting the foregoing. The Company expects to file additional Current Reports on Form 8-K reporting aspects of the transactions contemplated by the Plan.

There will be no opportunity for any stockholder to vote on the above transactions. Management believes the Plan is the only viable alternative to realize significant value for the Company’s stockholders. The Company cannot currently satisfy the obligations owed under the Debentures and is incurring liquidated damages on a daily basis.The Plan offers the Company’s stockholders the potential benefits of a new line of business. Management believes that the Plan is in the best interests of the stockholders since it avoids the high costs of litigation and bankruptcy and the unknown results of such proceedings. Moreover, the Plan is intended to allow the Company’s common stockholders to maintain the same percentage ownership interest in the Company that they presently own on a fully-diluted basis.

The Company notes that neither it nor Dutchess nor any of their affiliates has yet entered into any binding agreement with respect to the Plan, and the transactions contemplated by the Plan and described above represent solely intentions and expectations with respect to the Plan. There can be no assurance that the Plan will be implemented as summarized above or at all.

In the event the Plan and the transactions contemplated thereunder are not consummated, the Company would be in financial distress and would have to pursue other opportunities to satisfy the Default. There can be no assurance that any viable alternatives would be available. As a result, the Company could be faced with the immediate foreclosure on its assets by Dutchess.