Form 10-Q
period 2008-03-31
ENIGMA SOFTWARE GROUP, INC
filed 2008-05-14
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 0-50561

CITY LOAN, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2675930
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3431 Cherry Avenue, Long Beach, CA 90807
(Address of Principal Executive Offices)

(800) 398-6657
(Issuer's Telephone Number, Including Area Code)

ENIGMA SOFTWARE GROUP, INC.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).
Yes ☐ No ☑

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 69,394,137 shares of Common Stock, $0.001 par value, outstanding as of May 9, 2008.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

CITY LOAN, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Enigma Software Group, Inc.
Condensed Consolidated Balance Sheets
	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$460,655	$95,223
Accounts receivable	604,246	415,780
Prepaid expenses	35,000	5,375
Deferred expenses, net	27,987	65,302
Other current assets	3,700	16,620
Total current assets	1,131,588	598,300

Property and equipment, net	34,942	36,889
Other assets	31,270	14,325
Total Assets	$1,197,800	$649,514

LIABILITIES, TEMPORARY EQUITY AND CAPITAL DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$268,430	$70,115
Accrued debenture interest	46,575	18,674
Current portion of secured convertible debentures, due 2011	409,176	409,176
Current portion of secured convertible debentures, due 2012	500,000	500,000
Debenture redemption premium payable	227,294	227,294
Accrued liability for liquidated damages	456,819	114,214
Derivative liability	1,203,263	832,412
Warrant liability	518,907	1,116,281
Dividend payable in connection with Preferred Stock beneficial conversion	1,550	1,550
Deferred revenue	1,538,304	1,102,224
Total current liabilities	5,170,318	4,391,940

Secured convertible debentures, due 2011, less current portion	-	-
Secured convertible debentures, due 2012, less current portion	-	-
Commitments and contingencies
Total Liabilities	5,170,318	4,391,940

TEMPORARY EQUITY
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized; 7,433,988 issued and outstanding	5,342	3,162

CAPITAL DEFICIT
Series A convertible preferred stock, par value $0.001, 10,000,000 shares authorized; 7,433,988 issued and outstanding	2,092	4,272
Common stock, par value $0.001, 250,000,000 shares authorized; 6,387,372 issued and outstanding	6,387	6,387
Additional paid-in capital	1,703,833	1,277,233
Accumulated deficit	(5,690,172)	(5,033,480)
Total capital deficit	(3,977,860)	(3,745,588)
Total Liabilities and Capital Deficit	$1,197,800	$649,514

See notes to condensed consolidated financial statements.

Enigma Software Group, Inc.
Condensed Consolidated Statements of Operations
For the three-month periods ended March 31,
(unaudited)

	2008	2007

Revenues:
Sales of software products and subscriptions	$1,180,261	$547,932
Commission income	119,584	52,397
Total revenues	1,299,845	600,329

Expenses:
Marketing and selling	504,832	202,954
General and administrative	1,265,445	823,074
Depreciation and amortization	42,279	7,435

Total expenses	1,812,556	1,033,463
Operating loss	(512,711)	(433,134)

Debenture interest expense	(27,901)	(25,533)
Fair value adjustments for derivatives and warrants	226,524	(4,612,059)
Provision for liquidated damages	(342,604)	(77,936)
Discount expense on convertible debentures	-	(404,167)
Accretion adjustment for beneficial conversion feature of Series A Convertible Preferred Stock	-	(1,245,193)
Loss before income tax provision	(656,692)	(6,798,022)
Income tax provision	-	-
Net loss	$(656,692)	$(6,798,022)

Basic net loss per common share	$(0.10)	$(1.62)
Diluted net loss per common share	$(0.10)	$(1.62)

Weighted average shares outstanding:
Basic	6,387,372	4,191,266
Diluted	6,387,372	4,191,266

See notes to condensed consolidated financial statements.

Enigma Software Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31,
(unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(656,692)	$(6,798,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value adjustments for derivatives and warrants	(226,524)	4,612,059
Accretion adjustment for beneficial conversion feature of Preferred Stock		1,245,193
Discount expense on convertible debentures		404,167
Provision for liquidated damages	342,604	77,936
Stock based compensation expense	426,600	251,868
Depreciation and amortization	42,279	7,435
Changes in:
Accounts receivable	(188,466)	(8,230)
Prepaid expenses	(29,625)	(36,354)
Other current assets	12,920
Other assets	(16,945)	(10,428)
Accounts payable and accrued expenses	198,315	93,908
Accrued debenture interest	27,901	(1,967)
Deferred revenue	436,080	147,433

Net cash provided by (used in) operating activities	368,447	(15,002)

Cash flows from investing activities:
Purchase of property and equipment	(3,015)	(22,454)
Net cash used in investing activities	(3,015)	(22,454)

Cash flows from financing activities:
Repayment of current portion of secured convertible debentures, due 2011	-	(196,650)
Payment of accrued debenture redemption premium	-	(49,166)
Net cash used in financing activities	-	(245,816)

Net increase (decrease) in cash and cash equivalents	365,432	(283,272)
Cash and cash equivalents - beginning of period	95,223	471,254

Cash and cash equivalents - end of period	$460,655	$187,982

See notes to condensed consolidated financial statements.

Enigma Software Group, Inc.
Notes to Condensed Consolidated Financial Statements
For the three-month period ended March 31, 2008
(unaudited)

Note A - Basis of Presentation and Description of the Business

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Enigma Software Group, Inc. (“Enigma” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), with the instructions of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Form 10-KSB filing with the SEC on March 28, 2008. The results for the interim period are not necessarily indicative of the results for the full fiscal year.

As more fully discussed in Note L to the accompanying financial statements, during the quarter ended March 31, 2008, the Company filed with the US Securities and Exchange Commission an Information Statement on Schedule 14F-1 reporting that the Company (i) divested itself of its software business by transferring substantially of the assets of that business to an entity controlled by the Company’s former executive officers (ii) acquired all of the stock of Title America Corp.

The unaudited condensed consolidated financial statements include the accounts of the Company and its three wholly-owned subsidiaries, which are not material to the consolidated results. The only intercompany transactions are investments in and advances to subsidiaries, which have been eliminated in consolidation. UAB Enigma Software Group LT (“UAB Enigma”), one of the Company’s wholly-owned subsidiaries, is a foreign corporation formed under the laws of the Republic of Lithuania. UAB Enigma, which is basically a cost center, has no revenues other than intercompany revenues. UAB Enigma commenced operations in the fourth quarter of 2006 and its financial statements, which are prepared in the local currency, have been converted to U.S. dollars using the appropriate exchange rates. A foreign currency translation loss, which is not material to the consolidated results, is included in General and Administrative expenses for the quarter ended March 31, 2008.

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

Note B - Going Concern - The Company is in default under certain debentures, does not have the ability to satisfy its obligations and may not be able to continue its operations

The Company’s independent public accountants, in their opinion rendered in connection with the Company’s most recent audited consolidated financial statements as of December 31, 2007, expressed substantial doubt as to the Company’s ability to continue as a going concern. During the year ended December 31, 2007 and the quarter ended March 31, 2008, the Company did not generate sufficient cash flows from revenues to fund its operations and meet its debt requirements. In June 2006, Enigma entered into a One Million Dollar ($1,000,000) convertible debenture agreement (the “Old Debenture Agreement”) with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (see Notes C and F).

In July 2007, the Company entered into a new Five Hundred Thousand Dollar ($500,000) convertible debenture agreement (the “New Debenture Agreement”) with Dutchess Private Equities Fund, Ltd. as successor in interest to Dutchess Private Equities Fund, LP & Dutchess Private Equities Fund, II, LP (“Dutchess”) (Notes C and F).

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

Beginning on January 2, 2007, the Company had been required to make monthly amortizing principal payments and redemption premium payments to Dutchess each in the amount of approximately $104,167. Due to its deteriorating cash position the Company was unable to make the full required payment on March 1, 2007 and in subsequent months, thereby creating multiple Events of Default under the Financing documents. Such Events of Default were cured in July 2007. (See Notes C and L).

Subsequent to July 2007, in accordance with an agreement with Dutchess (see Notes C and F), the Company was required to make monthly amortizing principal payments and redemption premium payments on the Old Debenture Agreement, as well as interest payments on both the Old Debenture Agreement and the New Debenture Agreement. Due to its deteriorating cash condition, the Company was unable to make the payments due to Dutchess on December 1, 2007, January 2, 2008, February 1, 2008, nor on March 2, 2008, thereby creating new multiple Events of Default. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On March 26, 2008, Dutchess issued to the Company a notice of an event of default (the “Default Notice”), due to the Company’s failure to make regular monthly interest payments and payments of principal under the terms of the Old Debenture and failure to make required interest payments under the New Debenture (the “Default”).  In contemplation of Dutchess issuing the Default Notice, the Company and Dutchess entered into negotiations to resolve the Default. As a consequence of these discussions, the Company and Dutchess developed a plan (the “Plan”) to restructure the Company and to cure the Default.  On April 14 and April 15, 2008, Dutchess and the Company consummated the Plan. (See Note L).

At March 31, 2008, the Company had a net working capital deficit of approximately $4.0 million. After adding back a derivative liability, a warrant liability, a dividend payable in connection with a preferred stock beneficial conversion feature, and deferred revenue, all of which totaled approximately $3.3 million, the Company still had a net working capital deficit of approximately $777,000. At March 31, 2008, the Company owed $1,639,864 to Dutchess, all of which was past due

Note C - Financing transaction

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

As a result of the Company’s multiple defaults from December 2007 through March 2008, liquidated damages of $456,819 were accrued by the Company through March 31, 2008. Additional liquidated damages would continue to accrue at the approximate monthly rate of $114,000, absent a curing of the default (See Note L).

Exchange of Common Stock for Series A Preferred Stock

In connection with the Financing, the Company’s two founders and principal stockholders, Colorado Stark and Alvin Estevez, each exchanged their shares of Common Stock (collectively 12,052,001 shares of Common Stock) for an aggregate 7,433,988 shares of newly issued Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), convertible initially at the rate of $0.07 (the “Initial Conversion Price”). While the Series A Preferred Stock ranks senior to the Common Stock with respect to dividends, and on parity with the Common Stock with respect to liquidation, the holders of shares of the Series A Preferred Stock shall generally vote together with the holders of shares of the Common Stock on an as-if-converted basis. The number of shares issuable upon conversion of the Series A Preferred Stock, issued as an anti-dilutive device to Colorado Stark and Alvin Estevez, work in tandem with the number of shares issuable upon conversion of the Debentures. Prior to the Financing between the Company and Dutchess, Messrs. Stark and Estevez, owned 74.2% of the Company’s Common Stock. Assuming the full conversion of the 58,000,000 shares underlying the exercise of the Old Warrants and the shares underlying the conversion of the Old Debentures that the Company was obligated to register, the maximum amount of dilution to be experienced by Messrs. Stark and Estevez is 15%. Such number was derived assuming Dutchess’ full conversion of the 58,000,000 shares, as well as Messrs. Stark and Estevez’ conversion of their shares of Series A Preferred Stock into shares of the Company’s Common Stock at the Initial Conversion Price. Assuming such conversion, Dutchess would own 58,000,000 shares of the Company’s Common Stock, Messrs. Stark and Estevez would own 106,199,827 shares of the Company’s Common Stock, and the number of shares outstanding immediately prior to the time of such conversion would remain at 4,191,266. In this instance, Messrs. Stark and Estevez would own 63.1% of the Company’s Common Stock, a 15% decrease from the 74.2% of Common Stock they owned prior to entering into the Financing.

The conversion rate of Dutchess’ Old Debentures is a fluctuating 25% discount from the market price around the time of conversion, with a maximum conversion rate of $0.07 per share (the “Maximum Conversion Price”). Furthermore, the conversion rate of the Series A Preferred Stock fluctuates with the conversion rate of Dutchess’ Old Debentures and the exercise price of the Old Warrants as set forth in Article 3.2(d) # (vi) of the Certificate of Designation of the Series A Convertible Preferred Stock, and is thus a discount of 25% from current market price. Dutchess’ overall ownership at any one moment is limited to 9.9% of the outstanding shares of Common Stock in accordance with the Financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Old Debentures or exercise additional Old Warrants into shares of Common Stock. The shares of Common Stock that will be issued, if the shares of Series A Preferred Stock are converted, will be very dilutive to the Company’s common stockholders (see Notes F and H).

Debt restructure

On July 15, 2007, the Company and Dutchess reached an agreement whereby, among other things, the Company agreed to pay down the remaining principal of the Old Debentures, plus a required 25% redemption premium, plus accrued interest, on the first business day of every month commencing August 1, 2007. Accordingly, these liabilities are classified entirely as current liabilities on the accompanying balance sheet. During the six-month period ended December 31, 2007, the Company paid Dutchess $278,000 in principal reductions and $69,500 in redemption premiums. However, due to its deteriorating cash condition, the Company was unable to make the required payments to Dutchess in December 2007, nor in January, February, and March 2008, thereby creating new multiple Events of Default. Dutchess and the Company have reached an agreement on curing these new multiple Events of Default (See Notes B and L).

On July 20, 2007, in connection with the New Debenture Agreement the Company issued a new secured convertible debenture to Dutchess in the amount of $500,000 (the “New Debenture”) on similar terms to those of the Old Debenture and Dutchess agreed to forego the payment of liquidated damages, which as of June 30, 2007 had accrued in the amount of $953,510. No cash was received by the Company upon the issuance of the New Debenture; however the Company was relieved of the current liability for liquidated damages, plus such damages that continued to accrue from June 30, 2007 to the issuance of the New Debenture, the total of which the Company estimates to have been in excess of $1,000,000. As a result of the Company’s failure to make the payments required in December 2007, and in January, February, and March 2008, the principal under the New Debenture was accelerated and this liability and its required debenture redemption premiums payable are classified entirely as current liabilities on the accompanying balance sheet.

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

[3] Stock-based compensation expense

The Company recognizes compensation costs associated with stock options over each employee’s service period, which in all cases is the vesting period for such stock option grants. All vesting is time-based; there are no performance-based or market-based vesting requirements. SFAS 123R, which was issued in December 2004, established standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. For stock options that were granted in 2005, 2006 and 2007, and which vested in the first quarters of 2008 and 2007, an expense of $426,600 and $251,868, respectively, was charged to operations and is included in General and Administrative expense on the Company’s Condensed Consolidated Statement of Operations for such periods. No options have been granted in 2008, and all previously granted options became fully vested as of March 31, 2008. Since the portion of this expense related to Incentive Stock Options (“ISOs”) is not deductible for tax purposes, its recording gave rise to a deferred tax asset of approximately $145,000 for the period ended March 31, 2008. However, since the Company has utilized all if its Net Operating Loss carryforwards, such benefit would not be realizable, and as a result, has been entirely offset by a valuation reserve.

[4] Earnings (loss) per share:

Basic net earnings (loss) per share are computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the quarters ended March 31, 2008 and 2007, diluted earnings per share would include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method, as well as the potential conversion of shares of Series A Preferred Stock into Common Stock, the potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon potential exercise of Warrants. However, since such treatment for the quarters ended March 31, 2008 and 2007 would be anti-dilutive, the diluted loss per share for each quarter is equivalent to basic loss per share.

Note E - Fixed assets

Property and equipment is comprised of the following at March 31, 2008:

		Estimated Useful Lives

Computer hardware & software	$44,151	3 years
Communications systems & equipment	2,502	3 years
Furniture and fixtures	6,496	5 - 6 years
Gross property and equipment	53,149
Less accumulated depreciation	18,207

Property and equipment, net	$34,942

Fixed assets are depreciated over their respective estimated useful lives utilizing the straight-line method. During the quarters ended March 31, 2008 and 2007, the Company expended $3,015 and $22,454, respectively, in the acquisition of new fixed assets.

Note F - Secured convertible debentures

[1] Secured convertible debentures due 2011

The Old Debentures bear interest at 12% per annum, payable monthly, and are due in June of 2011. However, in connection with the Company’s default, as of December 2007 (see Note B), the maturity of the Old Debentures has been accelerated and accordingly, the Old Debentures are reported as a current liability in the balance sheet. The Old Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.07 per share or seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the 20 trading days immediately preceding a notice of conversion (the “Conversion Price”). The Old Warrants are also exercisable at the Conversion Price and may be exercised any time after issuance through and including June 28, 2011. The shares of Common Stock that will be issued, if the underlying Old Debentures are converted and the Old Warrants are exercised, will be very dilutive to the Company’s common stockholders.

During the third and fourth quarters of the year ended December 31, 2007, Dutchess converted a total of $54,157 face amount of the Old Debentures, at varying conversion prices ranging from $0.0188 to $0.07, into 1,396,106 registered shares of the Company’s Common Stock.

The potential conversion of the Old Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of the Old Warrants give rise to a derivative liability (the “Derivative Liability”) and a warrant liability (the “Warrant Liability”), respectively. The Company has calculated the potential fair value of each respective liability using the Black-Scholes-Merton option-pricing model: the annualized historical volatility of the Company’s stock price over a period of 37 months of 313.62%; an estimated exercise price of $0.0098, equal to the Conversion Price at March 31, 2008; a discount rate of 2.58% equal to the yield on 5 year US Treasury Notes issued March 28, 2008; and an estimated life of 3.25 years for the Old Debentures and the Old Warrants.

[2] Secured convertible debentures due 2012

On July 20, 2007, the Company entered into the New Debenture Agreement with Dutchess and immediately closed the transaction pursuant to which the Company issued the New Debentures. Interest only payments were due on the New Debentures until their maturity. However, in connection with the Company’s default, as of December 2007 (see Note B), the maturity of the New Debentures has been accelerated and accordingly, the New Debentures are reported as a current liability in the balance sheet. The New Debentures are convertible into shares of Common Stock of the Company at the lesser of seven cents ($.07), or seventy-five percent (75%) of the lowest closing bid price of the Company’s Common Stock during the twenty (20) trading days immediately preceding a notice of conversion. At the same time, the Company entered into a warrant agreement (the “New Warrant”) with Dutchess, whereby the Company issued to Dutchess warrants to purchase 25,000,000 shares of the Common Stock of the Company at the exercise price of $0.01 per share of Common Stock. The term of the New Warrant is five years and it contains registration rights. The shares of Common Stock that will be issued, if the underlying New Debentures are converted and the New Warrants are exercised, will be very dilutive to the Company’s common stockholders.

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

The potential conversion of the New Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon the potential exercise of the New Warrants give rise to a Derivative Liability and a Warrant Liability respectively, as well. The Company has calculated the potential fair value of each respective liability using the Black-Scholes-Merton option-pricing model: the annualized historical volatility of the Company’s stock price over a period of 37 months of 313.62%; an estimated exercise price of $0.0098, equal to the Conversion Price at March 31, 2008, in the case of the New Debenture and an issuance price of $.01 in the case of the New Warrants (per the terms of the New Warrant agreement); a discount rate of 2.58% equal to the yield on 5 year US Treasury Notes issued March 28, 2008; and an estimated life of 4.25 years for the New Debentures and the New Warrants.

[3] Estimated fair Value

These calculations resulted in an estimated fair value of $1,203,263 for the convertibility feature of the Old and New Debentures and an estimated fair value of $518,907 for the Old and New Warrants as of March 31, 2008. Such amounts were recorded as liabilities in the Company’s condensed consolidated financial statements as of March 31, 2008, giving rise to a credit to earnings for quarter ended March 31, 2008 of $226,524.

[4] Debt discount expense

In connection with the issuance of the Old Debentures and the calculation of the fair value of the Warrant Liability and Derivative Liability at the time of issuance, a discount of $1 million was netted against the liability for the Old Debentures, thereby reducing that liability to a net of zero. As the Old Debentures were due 60 months from the closing of the Financing, the $1,000,000 discount was to be amortized as an expense at the rate of $16,667 per month. This was done through December 31, 2006, giving rise to a discount expense on the Old Debentures for the year ended December 31, 2006 of $100,000. However, as a result of the principal payments required to be made to Dutchess, due to the Registration Statement not having become effective, as well as the Company’s default as of December 2007, unamortized debt discount expense of $900,000 associated with the then current portion of Old Debentures, was expensed during the year ended December 31, 2007.

In connection with the issuance of the New Debentures and the calculation of the fair value of the Warrant Liability and Derivative Liability at the time of issuance, a discount of $500,000 was netted against the liability for the New Debentures, thereby reducing that liability to a net of zero. As the New Debentures were due 60 months from the closing of the Financing, the $500,000 discount was to be amortized as an expense at the rate of $8,333 per month. However, as a result of the Company’s default as of December 2007, no discount expense was taken and the New Debentures are reported in the consolidated balance sheet as a current liability.

Note G - Temporary equity

As of March 31, 2008, the Company did not have a sufficient quantity of authorized Common Stock to meet it potential obligations for conversion of the Old and New Debentures, the exercise of the Old and New Warrants and the conversion of the Series A Preferred Stock. At the March 31, 2008 exercise price of $0.0098 per share, the remaining outstanding Old Debentures could have been converted into 41,752,690 shares of the Company’s Common Stock; the Old Warrants could have been exercised for 15,000,000 shares of the Company’s Common Stock; the outstanding New Debentures could have been converted into 51,020,409 shares of the Company’s Common Stock; the New Warrants could have been exercised for 25,000,000 shares of the Company’s Common Stock; and the Series A Preferred Stock could have been converted into 393,905,267 shares of the Company’s Common Stock. The aggregate of the common shares outstanding and those shares due upon the potential conversions and the Warrant exercises, as of March 31, 2008, was approximately 533 million shares of Common Stock, which exceeded the 250 million shares of Common Stock authorized in the Company’s Certificate of Incorporation.

During the year ended December 31, 2007, the Company was successful in increasing the number shares of its authorized Common Stock from 100 million to 250 million shares. However, because the number of shares issuable upon the potential conversion of the Old and New Debentures as well the number of shares issuable upon the potential conversion of the Series A Preferred Stock varies inversely with the price of the Company’s Common Stock, the 150 million share increase in authorized shares of Common Stock proved to be insufficient.

Accordingly, the excess of such shares, 283,065,738, represented by 5,342,166 shares of the Company’s Series A Preferred Stock, has been reclassified to Temporary Equity on the condensed consolidated balance sheet until this situation can be resolved. Management intends to study its alternatives to remedy this situation, including further increasing the number of authorized shares of Common Stock, with the consent of the Company’s shareholders. In addition, at March 31, 2008, based on the Company’s stock trading price and the conversion price of the preferred shares, a beneficial conversion feature estimated to be $3,643 exists, with respect to the Series A Preferred Stock. The portion of the estimated beneficial conversion feature of $3,643 that relates to the preferred shares deemed to be temporary equity ($1,550) was recorded as a dividend payable to preferred shareholders; and the portion that relates to the preferred shares in permanent equity ($2,093) was credited to Additional Paid-in Capital.

Note H - Capital deficit

The Company’s authorized capital stock consists of 250,000,000 shares of Common Stock and 10,000,000 shares of Series A Preferred Stock. On August 9, 2007, the majority stockholders of the Company voted to increase the number of authorized Common Stock shares from 100,000,000 to 250,000,000 and the Company filed a Schedule 14C to that effect and in September 2007, the increase in authorized Common Stock became effective.

As of March 31, 2008, 6,387,372 shares of Common Stock were issued and outstanding, 9,000,000 shares of Common Stock were reserved for issuance upon the exercise of outstanding and future stock options (see Note I), and 57,790,000 shares of Common Stock were reserved for conversion of the Old Debentures and exercise of the Old Warrants. The number of issued and outstanding common shares increased during the year ended December 31, 2007 in connection with the conversion of debentures in the principal amount of $54,157 due 2011 into 1,396,106 shares of Common Stock and the issuance of an aggregate of 800,000 shares of Common Stock pursuant to Section 4(2) of Securities Act of 1933, as amended, which shares were issued as consideration for the retention of three firms to provide investor relations services to the Company. These firms were engaged by the Company to create and execute a public awareness campaign, to assist in responding to inquiries from potential investors, to solicit research firm coverage of the Company and to prepare and post on various websites, both proprietary and non-proprietary, research reports on the Company.

In addition, 7,433,988 shares of Series A Preferred Stock were issued and outstanding. The Company has not and would not receive any proceeds from the conversion of the Old Debentures into Common Stock but would receive proceeds from the exercise of the Old Warrants, if so exercised. Similarly, the Company would not receive any proceeds from the conversion of the New Debentures into Common Stock but would receive proceeds from the exercise of the New Warrants, if so exercised.

Series A Preferred Stock - As discussed in Note C, in connection with the issuance of the Old Debentures to Dutchess, Messrs. Stark and Estevez exchanged their combined 12,052,001 shares of Common Stock for 7,433,988 shares of Series A Preferred Stock. The terms of the Series A Preferred Stock follow:

Voting, Dividend and Other Rights. The holders of shares of Series A Preferred Stock shall vote together with the holders of shares of Common Stock and any other series of Series A Preferred Stock or common stock that, by its terms, votes on an as-if-converted basis with the Common Stock on all matters to be voted on or consented to by the stockholders of the Company, except as may otherwise be required under the Delaware General Corporation Law. With respect to any such vote or consent, each holder of Series A Preferred Stock shall only be entitled to vote the number of shares of Common Stock underlying the Series A Preferred Stock that such holder has the right to convert as of the record date for determination of holders of Common Stock entitled to participate in such vote or action by consent. With respect to the payment of dividends and other distributions on the capital stock of the Company, other than the distribution of the assets upon a liquidation, dissolution or winding-up of the affairs of the Company, the Series A Preferred Stock shall rank: (i) senior to the Common Stock of the Company, (ii) senior to any new class or series of stock of the Company that by its terms ranks junior to the Series A Preferred Stock, or that does not provide any terms for seniority, as to payment of dividends, or (iii) on a parity with any new class or series of stock of the Company that by its terms ranks on a parity with the Series A Preferred Stock.

Rights upon Liquidation. With respect to the distribution of assets upon a liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary, the Series A Preferred Stock shall rank (i) on a parity with the Common Stock, (ii) senior to any new class or series of stock of the Company that by its terms ranks junior to the Series A Preferred Stock, or that does not provide any terms for seniority, as to distribution of assets upon liquidation, dissolution or winding-up, (iii) on a parity with any new class or series of stock of the Company that by its terms ranks on a parity with the Series A Preferred Stock as to distribution of assets upon liquidation, dissolution or winding-up of the Company and (iv) with the consent of the holders of all of the then outstanding shares of the Series A Preferred Stock, junior to any new class of stock of the Company that by its terms ranks senior to the Series A Preferred Stock as to distribution of assets upon liquidation, dissolution or winding-up of the Company.

Conversion Rights. The holders of the Series A Preferred Stock entered into a Lock-Up Agreement with the Company, whereby the holders of Series A Preferred Stock agreed not to convert their shares of Series A Preferred Stock into shares of the Company’s Common Stock from February 6, 2007, until in either case ending on the earlier to occur of (i) three hundred and sixty (360) days after the effective date of the Registration Statement (which would be approximately June 1, 2008) or (ii) the date on which the full face amount, accrued interest and penalties, if any, on the Debentures have been paid or (iii) the conversion in full of the Old Debentures, any accrued interest thereon and the full exercise of the Old Warrants (either being the “Lock-Up Period”). However, the holders of the Series A Preferred Stock may convert their shares of Series A Preferred Stock during the Lock-Up Period upon and after the occurrence of Dutchess acquiring a percentage threshold of the shares of the Company’s Common Stock, whether through partial conversion of the shares underlying the Old Debentures or exercise of the shares underlying the Old Warrants, on a pro rata basis with subsequent conversions of Common Stock that have been issued to Dutchess as a result of conversions of the Old Debentures and exercise of the Old Warrants.

In the event that the outstanding shares of Common Stock shall be subdivided into a greater number of shares, and no equivalent subdivision or increase is made with respect to the Series A Preferred Stock, the conversion price, concurrently with the effectiveness of such subdivision or other increase, shall be proportionately decreased. In the event that the outstanding shares of Common Stock shall be combined or consolidated into a lesser number of shares of Common Stock, and no equivalent combination or consolidation is made with respect to the Series A Preferred Stock, the conversion price then in effect shall, concurrently with the effectiveness of such combination or consolidation, be proportionately increased.

Each share of Series A Preferred Stock shall automatically convert into shares of Common Stock at the then-effective conversion price, immediately upon the earlier of (i) the repayment in full by the Company of its obligations under the Old Debenture Agreement, or (ii) the conversion in full of the Old Debentures and any accrued interest thereon.

The number of shares issuable upon conversion of the Series A Preferred Stock, issued as an anti-dilutive device to Messrs. Stark and Estevez, work in tandem with the number of shares issuable upon conversion of the Old Debentures. As discussed in the Company’s Certificate of Designation of the Series A Preferred Stock, in the event of a conversion of the Series A Preferred Stock, and provided that the weighted average of the price per share of the shares of Common Stock underlying the Debentures upon the conversion of such Debentures is less than the then-effective conversion price for the Series A Preferred Stock, such conversion price shall be adjusted equitably such that it is equal to the weighted average of the price per share of the shares of Common Stock underlying the Old Debentures upon the conversion of such Old Debentures.

Since the Series A Preferred Stock is intended to provide anti-dilution protection to the owners of the Series A Preferred Stock, it is not considered to be a derivative as defined in FASB Opinion 133, and accordingly has not been considered in calculating the diluted weighted average of the shares outstanding.

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

Rights Upon Liquidation. Upon liquidation, subject to the right of any holders of the Series A Preferred Stock to receive preferential distributions, each outstanding share of Common Stock may participate pro rata in the assets remaining after payment of, or adequate provision for, all known debts and liabilities.

Majority Voting. The holders of a majority of the outstanding shares of Common Stock (in concert with the holders of the Series A Preferred Stock) constitute a quorum at any meeting of the stockholders. A plurality of the votes cast at a meeting of stockholders elects the directors of the Company. The Common Stock does not have cumulative voting rights.

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

On August 16, 2007, as approved by the Board of Directors of the Company, the Company granted options under the Stock Option Plan to six employees of the Company, several consultants, and 19 employees of the Company’s wholly-owned foreign subsidiary, UAB Enigma, to purchase an additional aggregate of 6,370,000 shares of the Company’s Common Stock at an exercise price of $0.15. Subsequently, with the termination of several employees, 34,000 options were cancelled and returned to the pool. A portion of the options issued vested immediately upon issuance and the remainder vested ratably over the months through March 31, 2008, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest. The following table presents the status of options outstanding under the Stock Option Plan as of March 31, 200:

Year of Grant	# granted	# cancelled	# exercised	# outstanding	# vested	# unvested

2005	1,257,595	(711,594)	0	546,001	(546,001)	0
2006	2,438,000	(875,000)	0	1,563,000	(1,563,000)	0
2007	6,495,000	(34,000)	0	6,461,000	(6,461,000)	0
Total	10,190,595	(1,620,594)	0	8,570,001	(8,570,001)	0

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

Note J - Profit sharing plan

The Company has a defined contribution plan, the Enigma Software Group, Inc. 401(k) Plan, (the "401(k) Plan"), under which eligible employees are able to make contributions that are matched, effective September 1, 2006, by the Company at the rate of 100% of an individual employee’s contribution, up to the maximum allowable by law. For 2007 and 2008, that amount is generally $15,500 (for employees 50 years of age and older it is $20,500). Prior to September 1, 2006, the Company matched 50% of the first $10,000 of an individual employee's contribution. The Company's contributions to the 401(k) Plan for the quarters ended March 31, 2008 and 2007 were $50,177 and $37,859, respectively. In addition, during the quarter ended March 31, 2008, the Company contributed $70,000 of profit-sharing to the 401-k Plan on behalf of the Company’s eight employees.

Note K - Provision for Income Taxes

The income tax benefit for the three month periods ended March 31, 2008 and 2007 differed from the amounts computed by applying the federal income tax rate of 34% to the pre-tax loss as a result of the following:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Computed Benefit	$(38,764)	$(70,312)
Deferred Tax Asset Associated with Share-Based Compensation	(145,044)	(85,635)
Total Calculated Benefit	(183,808)	(155,947)
Increase in Valuation Allowance	183,808	155,947

Net (Benefit) Provision	$0	$0

As the income tax benefits of $183,808 and $155,947 may not be realized, they have been entirely offset by a valuation allowance. As of December 31, 2006, the Company had fully utilized all net operating loss carryforwards.

Note L - Subsequent events

Restructuring Plan

As previously reported, on March 26, 2008, Dutchess issued to the Company the Default Notice due to the Company’s failure to make regular monthly interest payments and payments of principal under the terms of the Old Debenture and failure to make required interest payments under the New Debenture.  In contemplation of Dutchess issuing the Default Notice, the Company and Dutchess entered into negotiations to resolve the Default. As a consequence of these discussions, the Company and Dutchess developed the Plan to restructure the Company and to cure the Default.  On April 14 and April 15, 2008, Dutchess and the Company consummated the Plan, as further described below.

The Stock Purchase Agreement

On April 14, 2008, Title America Corp., a Nevada corporation (“Title America”), an affiliate of Dutchess and sole shareholder of Tool City, Inc., a California corporation (“Tool City”), entered into a Series A Convertible Preferred Stock Purchase Agreement (the “SPA”) with the holders of all of the Company’s shares of Series A Convertible Preferred Stock, pursuant to which such individuals (Alvin Estevez, the Company’s then Chief Executive Officer and Colorado Stark, the Company’s then Executive Chairman) sold all of the Series A Preferred Stock to Title America and as a result ceased to be stockholders of the Company (the “Preferred Stock Purchase”). Title America paid an aggregate amount of $1,000 for the Series A Preferred Stock from its working capital.

The Share Exchange Agreement

On April 14, 2008, the Company and Title America entered into a Share Exchange Agreement (the “SEA”). Pursuant to the SEA, the Company acquired all of the stock of Tool City and Tool City became a wholly-owned subsidiary of the Company. In exchange for all of the stock of Tool City, the Company issued to Title America 8,314 shares of a new series of Preferred Stock of the Company (the “Series B Preferred Stock”) which are convertible into shares of Common Stock and have an aggregate liquidation preference of $8,314,000.  Upon its acquisition of Tool City, the Company entered into a new line of business, namely the provision of title and auto pawn loans against the equity in vehicle owner’s cars. As a result, the Company shall change its name to more closely reflect its new line of business. Also on April 14, 2008, immediately prior to the consummation of the SEA, the Series A Preferred Stock acquired by Dutchess in the Preferred Stock Purchase was cancelled, after which cancellation no shares of Series A Preferred Stock were outstanding.

The Asset Purchase Agreement

On April 15, 2008, the Company exited its existing software business by the transfer of substantially all of the assets of such business to Enigma Software Group USA, LLC, a Connecticut limited liability company (“Enigma Software Group”), formed by Messrs. Estevez and Stark for the purposes of effecting the Asset Purchase (as defined below). The parties entered into an Asset Purchase Agreement (the “APA”), pursuant to which Enigma Software Group acquired substantially all of the assets and assumed substantially all of the liabilities, excluding the Debentures and interest due thereon, of the Company (the “Asset Purchase”).  Enigma Software Group indemnified the Company in connection with such assumed liabilities and assured that at the closing of the Asset Purchase the Company retained $172,500 in cash. In addition, Messrs. Estevez and Stark, and certain other employees cancelled an aggregate amount of options, representing the right to purchase an aggregate of 8,203,676 shares of the Company’s common stock.  The consideration for the acquisition of the assets in the Asset Purchase was the assumption of liabilities and the other obligations contained in the APA.

Waiver of Default; Amendment of Debentures and Warrants

In connection with the consummation of the transactions described above, as of April 15, 2008, Dutchess waived the defaults that had resulted in the Default Notice, including its right to receive certain additional payments under the Debentures as a consequence of the defaults, and rescinded its acceleration of the indebtedness covered by the Debentures.  In addition, Dutchess and the Company amended the Debentures and the Warrants to remove certain provisions of the Debentures and the Warrants which had the effect of limiting Dutchess’ ability to exercise its conversion or exercise rights if doing so would cause its beneficial ownership of the Company’s common stock to exceed specified levels.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

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

Company History

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

Recent Corporate Developments

Restructuring Plan

As previously reported, on March 26, 2008, Dutchess issued to the Company the Default Notice due to the Company’s failure to make regular monthly interest payments and payments of principal under the terms of the Old Debenture and failure to make required interest payments under the New Debenture.  In contemplation of Dutchess issuing the Default Notice, the Company and Dutchess entered into negotiations to resolve the Default. As a consequence of these discussions, the Company and Dutchess developed the Plan to restructure the Company and to cure the Default.  On April 14 and April 15, 2008, Dutchess and the Company consummated the Plan, as further described below.

The Stock Purchase Agreement

On April 14, 2008, Title America Corp., a Nevada corporation (“Title America”), an affiliate of Dutchess and sole shareholder of Tool City, Inc., a California corporation (“Tool City”), entered into a Series A Convertible Preferred Stock Purchase Agreement (the “SPA”) with the holders of all of the Company’s shares of Series A Convertible Preferred Stock, pursuant to which such individuals (Alvin Estevez, the Company’s then Chief Executive Officer and Colorado Stark, the Company’s then Executive Chairman) sold all of the Series A Preferred Stock to Title America and as a result ceased to be stockholders of the Company (the “Preferred Stock Purchase”). Title America paid an aggregate amount of $1,000 for the Series A Preferred Stock from its working capital.

The Share Exchange Agreement

On April 14, 2008, the Company and Title America entered into a Share Exchange Agreement (the “SEA”). Pursuant to the SEA, the Company acquired all of the stock of Tool City and Tool City became a wholly-owned subsidiary of the Company. In exchange for all of the stock of Tool City, the Company issued to Title America 8,314 shares of a new series of Preferred Stock of the Company (the “Series B Preferred Stock”) which are convertible into shares of Common Stock and have an aggregate liquidation preference of $8,314,000.  Upon its acquisition of Tool City, the Company entered into a new line of business, namely the provision of title and auto pawn loans against the equity in vehicle owner’s cars. As a result, the Company shall change its name to more closely reflect its new line of business. Also on April 14, 2008, immediately prior to the consummation of the SEA, the Series A Preferred Stock acquired by Dutchess in the Preferred Stock Purchase was cancelled, after which cancellation no shares of Series A Preferred Stock were outstanding.

The Asset Purchase Agreement

On April 15, 2008, the Company exited its existing software business by the transfer of substantially all of the assets of such business to Enigma Software Group USA, LLC, a Connecticut limited liability company (“Enigma Software Group”), formed by Messrs. Estevez and Stark for the purposes of effecting the Asset Purchase (as defined below). The parties entered into an Asset Purchase Agreement (the “APA”), pursuant to which Enigma Software Group acquired substantially all of the assets and assumed substantially all of the liabilities, excluding the Debentures and interest due thereon, of the Company (the “Asset Purchase”).  Enigma Software Group indemnified the Company in connection with such assumed liabilities and assured that at the closing of the Asset Purchase the Company retained $172,500 in cash. In addition, Messrs. Estevez and Stark, and certain other employees cancelled an aggregate amount of options, representing the right to purchase an aggregate of 8,203,676 shares of the Company’s common stock.  The consideration for the acquisition of the assets in the Asset Purchase was the assumption of liabilities and the other obligations contained in the APA.

Waiver of Default; Amendment of Debentures and Warrants

In connection with the consummation of the transactions described above, as of April 15, 2008, Dutchess waived the defaults that had resulted in the Default Notice, including its right to receive certain additional payments under the Debentures as a consequence of the defaults, and rescinded its acceleration of the indebtedness covered by the Debentures.  In addition, Dutchess and the Company amended the Debentures and the Warrants to remove certain provisions of the Debentures and the Warrants which had the effect of limiting Dutchess’ ability to exercise its conversion or exercise rights if doing so would cause its beneficial ownership of the Company’s common stock to exceed specified levels.

Name Change

Effective April 22, 2008, Enigma Software Group, Inc. changed its corporate name from Enigma Software Group, Inc. to City Loan, Inc. The change in corporate name was effected by the merger, pursuant to Section 253 of the Delaware General Corporation Law, of a newly formed, wholly owned subsidiary of the Company into the Company, with the Company continuing as the surviving corporation. The Company’s corporate name, Enigma Software Group, Inc., as the surviving corporation in the merger, was changed to City Loan, Inc. The Company’s certificate of incorporation and bylaws prior to the merger will be the certificate of incorporation and bylaws of the surviving corporation, with such certificate of incorporation and bylaws amended to reflect such corporate name change.

On April 24, 2008, the Company requested a new ticker symbol from NASDAQ and will report the new ticker symbol after it has been assigned.

New Business

As a result of the corporate restructuring, the Company’s business moving forward consists of providing auto title loans and auto pawn loans to consumers who own their cars free of any debt and wish to borrow against the equity in their cars.  City Loan serves customers who may have been rejected by traditional lenders, despite carrying substantial asset value in their vehicles, and provides an alternative solution for their short-term cash needs.  City has successfully maintained low levels of credit losses, thanks to its GPS-based technology solution for tracking vehicles.  Since City Loan typically extends loans worth no more than 60% of the wholesale value of the underlying used vehicle, there is significant cushion to prevent against losses in the event of default.

General Discussion on Results of Operations and Analysis of Financial Condition

For the quarters ended March 31, 2008 and 2007

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the quarters ended March 31, 2008 and 2007, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

For the periods under discussion, we were a developer of Internet-based systems and downloadable security software products designed to give our customers instant access to information on the web and control over the programs installed on their computers in an automated and easy to use way, thereby enhancing transparency and user control. (Please see Note L to the accompanying condensed consolidated financial statements for a change in our business that occurred subsequent to March 31, 2008.)

Our business strategy was to leverage our knowledge of internet marketing, as well as our existing base of more than 750,000 users, to continue to develop Internet software products that further the values on which the Internet is based. Our consumer software product line is focused on delivering Internet privacy and security to individual users, homes, offices, and small businesses. Sales of SpyHunter® (“SpyHunter”) commenced in June 2003.

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

Since May 2006, PCS is limited to six months. As part of Enigma’s commitment to quality and customer satisfaction, spyware definition updates are a major facet of our customer support. Because of the continuing threat of new spyware and adware, SpyHunter is not functional without these definition updates, which comprise the bulk of our PCS. The remainder of PCS consists of e-mail and telephonic customer support, which makes the product user friendly. Accordingly we believe that all of the value is attributable to PCS, and hence, the revenue from sales is attributable entirely to PCS and was deferred and recognized over 6 months being the period of PCS. Also, we utilize the ½ month convention in the month of sale and the corresponding final month of PCS. The renewal rate for PCS is $29.99, the same as the original sales price.

In accordance with SOP No. 97-2 and SOP No. 98-9, the fee is required to be allocated to the various elements based on vendor specific objective evidence (“VSOE”) of fair value. VSOE does exist for the allocation of revenue to the various elements of the arrangement, as we consider all of the revenue from such sales to be attributable to the service element because the SpyHunter download is useless without it. Accordingly, we recognized the license fees for SpyHunter, over the 6-month period immediately subsequent to the sale.

Reserves for Product Returns

Our policy with respect to product returns is spelled out in our End User License Agreement (“EULA”), which states “…products purchased that are downloadable are NOT refundable; however, Enigma Software Group, Inc. reserves the right to award refunds to a customer on a per case basis.” As of March 31, 2008, we had not accrued a reserve for potential refunds or chargebacks, as our experience has been such that returns and chargebacks are not material to our overall revenues. We may voluntarily accept greater or fewer products for return.

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

Results of Operations For the Quarters Ended March 31, 2008 and 2007

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

Revenues

For the quarters ended March 31, 2008 and 2007, reported revenues from the sale of software products and subscriptions were $1,180,261 and $547,932, respectively. This increase of approximately 115% for the current year period reflects both an increase in the number of new subscriptions, as a result of our increased marketing efforts, as well as an increase in the number of renewals. However, because of our accounting policy for revenue recognition, (See Note D1 of Notes to Financial Statements) this is not the actual cash derived from sales of software products and subscriptions during the respective periods (See “Liquidity and Capital Resource” below). Net unit sales for the quarter ended March 31, 2008 were 50,700, which represents an increase of approximately 122% over the net unit sales for the comparable prior year period.

For quarters ended March 31, 2008 and 2007, commission income and other revenue were $119,584 and $53,397, respectively. The increases are primarily attributable to commissions earned on sales of third-party owned products.

Expenses

Expenses for the quarters ended March 31, 2008 and 2007 were $1,812,556 and $1,033,463, respectively.

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007

Marketing and selling	$504,832	$202,954
General and administrative	1,265,445	823,074
Depreciation and amortization	42,279	7,435
Total expenses	$1,812,556	$1,033,463

For the quarter ended March 31, 2008, marketing and selling expenses increased by 149% over such expenses for the prior year period. Marketing and selling expenses include both the cost of advertising and the cost of commissions paid to third-parties for sales of SpyHunter on their respective websites. Thus, these increases were both responsible for and reflective of the increased unit sales discussed above under revenues. Marketing costs, which are expensed as incurred, relate directly to the level of unit sales activity for new subscriptions, as opposed to the revenue reported for the period, which may have been entirely or partially deferred, in accordance with SOP 97-2, as discussed above.

For the quarter ended March 31, 2008, general and administrative expenses increased by approximately $442,000, or 54%. The increase principally reflects increased compensation and outsourcing expense ($86,000), increased legal fees and expenses ($61,000), expenses associated with UAB Enigma ($70,000), and an increase in the cost of stock-based compensation expense ($175,000).

Depreciation and amortization expense increased by approximately $35,000 for the quarter ended March 31, 2008, when compared to the prior year period. The increase is primarily reflects the amortization of deferred investor relations expenses associated with the issuance of 800,000 unregistered shares of Common Stock to three investor relations consulting firms.

Operating Loss and Net Loss

As a result of the foregoing the Company incurred an operating loss of $512,711 for the quarter ended March 31, 2008, as compared to an operating loss of $434,116 for the prior year comparable period.

These losses were further increased by the incurrence of costs associated with the Dutchess Financing: principally, in the case of the current year period by; the incurrence of a provision for liquidated damages and debenture interest expense, both of which were partially offset by the fair value adjustments for derivatives and warrants; and in the case of the prior year period by; recognition of discount expense on convertible debentures, debenture interest expense, fair value adjustments for derivatives and warrants and accretion adjustments for the beneficial conversion feature of the Series A Preferred Stock.

Liquidity and Capital Resources for the Quarters Ended March 31, 2008 and 2007

At March 31, 2008 and 2007, the Company had cash and cash equivalents of $460,665 and $187,982, respectively.

Net cash provided by operating activities for the quarter ended March 31, 2008 was $368,447, which compares favorably to net cash used in operating activities for the quarter ended March 31, 2007, of $15,002. This positive swing in net cash provided by operating activities of approximately $383,000 reflects the increase in SpyHunter unit sales for the period, net of increases in operating expenses, namely marketing and selling expenses and increases in general & administrative expenses net of non-cash options expense as well as net changes in working capital items.

Net cash used in investing activities for the quarter ended March 31, 2008 was $3,015, and principally represents capital expenditures for furniture, fixtures and computer equipment for UAB Enigma.

As a result of the Company’s cessation of payments to Dutchess, there was no cash used in financing activities during the current year period. During the quarter ended March 31, 2007, approximately $245,000 was paid to Dutchess, including principal and interest payments. (See Notes B and L of Notes to Condensed Consolidated Financial Statements).

Actual results may be better or worse than anticipated, depending upon the Company’s actual sales results in future months. The Company’s liquidity position is extremely severe, as without the funds derived from the sale of Debentures to Dutchess, the Company would have initially run out of cash in July 2006. This was anticipated in the Company’s earlier filings, as was evidenced by the going concern opinion included in its 2005 audited financial statements.

On March 26, 2008, pursuant to provisions in the Old Debenture and the New Debenture, Dutchess issued to the Company a notice of an event of default (the “Default Notice”), due to the Company’s failure to make regular monthly interest payments and payments of principal under the terms of the Old Debenture and failure to make required interest payments under the New Debenture (the “Default”). Pursuant to the Old Debenture, the Company is obligated to pay Dutchess interest at the rate of twelve percent (12%) per annum, on a monthly basis, and amortizing monthly cash payments in the amount of $104,166.67, and under the New Debenture the Company is obligated to pay Dutchess interest at the rate of twelve percent (12%) per annum, compounded daily, on a monthly basis. As of March 31, 2008, the Company owed Dutchess an aggregate amount of $1,639,864 under both Debentures, including principal, interest and liquidated damages arising out of the Default. As a secured creditor, Dutchess is entitled to exercise its default remedies pursuant to a Security Agreement entered into in connection with the Old Debenture, including taking possession of all of the assets of the Company.

Restructuring Plan

In contemplation of Dutchess issuing the Default Notice, the Company and Dutchess entered into negotiations to resolve the Default. As a consequence of these discussions, the Company and Dutchess developed the Plan to restructure the Company and to cure the Default.  On April 14 and April 15, 2008, Dutchess and the Company consummated the Plan, as further described below.

The Stock Purchase Agreement

On April 14, 2008, Title America Corp., a Nevada corporation (“Title America”), an affiliate of Dutchess and sole shareholder of Tool City, Inc., a California corporation (“Tool City”), entered into a Series A Convertible Preferred Stock Purchase Agreement (the “SPA”) with the holders of all of the Company’s shares of Series A Convertible Preferred Stock, pursuant to which such individuals (Alvin Estevez, the Company’s then Chief Executive Officer and Colorado Stark, the Company’s then Executive Chairman) sold all of the Series A Preferred Stock to Title America and as a result ceased to be stockholders of the Company (the “Preferred Stock Purchase”). Title America paid an aggregate amount of $1,000 for the Series A Preferred Stock from its working capital.

The Share Exchange Agreement

On April 14, 2008, the Company and Title America entered into a Share Exchange Agreement (the “SEA”). Pursuant to the SEA, the Company acquired all of the stock of Tool City and Tool City became a wholly-owned subsidiary of the Company. In exchange for all of the stock of Tool City, the Company issued to Title America 8,314 shares of a new series of Preferred Stock of the Company (the “Series B Preferred Stock”) which are convertible into shares of Common Stock and have an aggregate liquidation preference of $8,314,000.  Upon its acquisition of Tool City, the Company entered into a new line of business, namely the provision of title and auto pawn loans against the equity in vehicle owner’s cars. As a result, the Company shall change its name to more closely reflect its new line of business. Also on April 14, 2008, immediately prior to the consummation of the SEA, the Series A Preferred Stock acquired by Dutchess in the Preferred Stock Purchase was cancelled, after which cancellation no shares of Series A Preferred Stock were outstanding.

The Asset Purchase Agreement

On April 15, 2008, the Company exited its existing software business by the transfer of substantially all of the assets of such business to Enigma Software Group USA, LLC, a Connecticut limited liability company (“Enigma Software Group”), formed by Messrs. Estevez and Stark for the purposes of effecting the Asset Purchase (as defined below). The parties entered into an Asset Purchase Agreement (the “APA”), pursuant to which Enigma Software Group acquired substantially all of the assets and assumed substantially all of the liabilities, excluding the Debentures and interest due thereon, of the Company (the “Asset Purchase”).  Enigma Software Group indemnified the Company in connection with such assumed liabilities and assured that at the closing of the Asset Purchase the Company retained $172,500 in cash. In addition, Messrs. Estevez and Stark, and certain other employees cancelled an aggregate amount of options, representing the right to purchase an aggregate of 8,203,676 shares of the Company’s common stock.  The consideration for the acquisition of the assets in the Asset Purchase was the assumption of liabilities and the other obligations contained in the APA.

Waiver of Default; Amendment of Debentures and Warrants

In connection with the consummation of the transactions described above, as of April 15, 2008, Dutchess waived the defaults that had resulted in the Default Notice, including its right to receive certain additional payments under the Debentures as a consequence of the defaults, and rescinded its acceleration of the indebtedness covered by the Debentures.  In addition, Dutchess and the Company amended the Debentures and the Warrants to remove certain provisions of the Debentures and the Warrants which had the effect of limiting Dutchess’ ability to exercise its conversion or exercise rights if doing so would cause its beneficial ownership of the Company’s common stock to exceed specified levels.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T). Controls and Procedures

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

A material weakness in the Company’s disclosure controls and procedures existed as of March 31, 2008, due to the Company’s limited number of employees. With regard to such personnel, there was a weakness as a result of the limited segregation of duties amongst our employees.

During the fiscal quarter ended March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was performed by our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

B. Changes in Internal Control over Financial Reporting:

There were no changes during our last fiscal quarter that materially affected or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

 None.

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

On April 15, 2008, the Company exited its existing software business by the transfer of substantially all of the assets of such business to Enigma Software Group USA, LLC, a Connecticut limited liability company (“Enigma Software Group”), formed by Messrs. Estevez and Stark for the purposes of effecting the Asset Purchase (as defined below). The parties entered into an Asset Purchase Agreement (the “APA”), pursuant to which Enigma Software Group acquired substantially all of the assets and assumed substantially all of the liabilities, excluding the Debentures and interest due thereon, of the Company (the “Asset Purchase”).  Enigma Software Group indemnified the Company in connection with such assumed liabilities and assured that at the closing of the Asset Purchase the Company retained $172,500 in cash. In addition, Messrs. Estevez and Stark, and certain other employees cancelled an aggregate amount of options, representing the right to purchase an aggregate of 8,203,676 shares of the Company’s common stock.  The consideration for the acquisition of the assets in the Asset Purchase was the assumption of liabilities and the other obligations contained in the APA.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description of Document
2.1	Plan of Merger between Enigma Software Group, Inc. and Title America Corp. as filed with the state of Delaware on April 22, 2008.
3.1	Certificate of Ownership and Merger filed with the Delaware Secretary of State on April 22, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)**
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)**
32.1	Section 1350 Certification (CEO)**
32.2	Section 1350 Certification (CFO)**

** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY LOAN, INC.

Date: May 14, 2008	By:	/s/ William R. Atkinson
William R. Atkinson, President and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Jack Thomsen
Jack Thomsen Chief Financial Officer and Treasurer