Form 10KSB/A
period 2007-12-31
City Loan, Inc
filed 2008-08-05
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50561

CITY LOAN, INC.
(f/k/a Enigma Software Group, Inc.)
(Name of Small Business Issuer in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2675930 (I.R.S. Employer Identification No.)

3431 Cherry Avenue Long Beach, CA	90807
(Address of principal executive offices)	(Zip Code)

(800) 398-6657
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

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed by City Loan, Inc. (f/k/a Enigma Software Group, Inc., the “Company”) on March 28, 2008 (the “Original 10-KSB”). The Company is amending Item 8A, Controls and Procedures, to include Management’s Report on Internal Control over Financial Reporting, to provide the required disclosures under provisions of Item 308 in Regulation S-B and to reflect certain revisions to the certifications contained in Exhibits 31.1 and 31.2.

This Amendment to the Annual Report on Form 10-KSB of the Company has not been updated or modified in any other way and speaks only as of the date of the original filing, March 28, 2008.

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

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. William Atkinson and Chief Financial Officer, Mr. Jack Thomsen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective due to the material weaknesses described below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2007 due to the Company’s limited number of employees. With regard to such personnel, there was a weakness as a result of the limited segregation of duties amongst our employees. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  The Certifying Officers evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we shall refine our internal procedures to begin to implement segregation of duties.

Limitations on the Effectiveness of Internal Controls

Notwithstanding, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report.

Changes in internal control

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

CITY LOAN, INC.

Date: August 5, 2008	By:	/s/ William Atkinson
William Atkinson Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Atkinson William Atkinson	Chief Executive Officer (Principal Executive Officer)	August 5, 2008

/s/ Jack Thomsen Jack Thomsen	Chief Financial Officer (Principal Financial Officer)	August 5, 2008

/s/ Michael Novielli Michael Novielli	Director	August 5, 2008

/s/ Douglas Leighton Douglas Leighton	Director	August 5, 2008

/s/ Theodore Smith Theodore Smith	Director	August 5, 2008

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

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