Form 10-Q
period 2008-06-30
City Loan, Inc
filed 2008-08-20
CIK 799511

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For the quarterly period ended: June 30, 2008

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from: _____________ to _____________

———————
CITY LOAN, INC.
(Exact name of registrant as specified in its charter)
———————

Delaware	0-50561	20-2675930
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

3431 Cherry Avenue, Long Beach, CA 90807
(Address of Principal Executive Office) (Zip Code)

(800) 398-6657
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

69,478,982 shares issued and outstanding as of August 12, 2008.

CITY LOAN, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

City Loan, Inc.
Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$521,429	$65,914
Current portion of loans receivable	2,110,986	1,963,743
Inventory-Vehicles	315,397	64,839
Prepaid expenses	12,146	24,987

Total Current Assets	2,959,958	2,119,483

Property and Equipment - Net	251,382	259,261

Other Assets
Loans receivable-less current portion	2,345,389	2,253,965
Net assets held for sale	-	(522,825)
Goodwill	3,585,238	-
Other	24,000	8,803

Total Assets	$9,165,967	$4,118,687

Liabilities and Stockholder's Equity

Current Liabilities
Accounts payable and accrued expenses	$223,484	$27,071
Accrued debenture interest	33,317	18,674
Current portion of secured convertible debentures, due 2011	409,176	409,176
Current portion of secured convertible debentures, due 2012	-	500,000
Due to shareholder	158,391	-
Debenture redemption premium payable	-	227,294
Accrued liability for liquidated damages	-	114,214
Deriviative liability	416,223	832,412
Warrant liability	399,348	1,116,281
Dividend payable in connections with Preferred Stock beneficial conversion	-	1,550

Total Current Liabilities	1,639,939	3,246,672

TEMPORARY EQUITY
Series A convertible preferred stock, par value $.001, 10,000,000 shares
authorized; 7,433,988 issued and outstanding	-	3,162

Stockholder's Equity
Series A convertible preferred stock, par value $.001, 10,000,000 shares
authorized; 7,433,988 issued and outstanding at December 31, 2007	-	4,272
Series B convertible preferred stock, par value $.001, 10,000,000 shares
authorized; 8,314,000 issued and outstanding at June 30, 2008	8,314	-
Common stock, par value $.001, 250,000,000 shares authorized;
69,478,982 and 6,387,372 issued and outstanding	69,479	6,387
Additional paid-in capital	1,753,835	(3,560,368)
Retained earnings	5,694,400	4,418,562

Total Stockholder's Equity	7,526,028	872,015

Total Liabilities and Stockholder's Equity	$9,165,967	$4,118,687

The accompanying notes are an integral part of these financial statements.

City Loan, Inc.
Statements of Operations
for the three and six month periods ended
June 30, 2008 and 2007 respectively

	Unaudited		Unaudited
	Three-month period ended		Six-month period ended
	2008	2007	2008	2007

Loan/Sales Revenues	$1,306,098	$1,232,151	$2,634,695	$2,269,046
Cost of Revenues	359,277	424,730	661,142	729,209

Gross Profit	946,821	807,421	1,973,553	1,539,837

Operating Expenses	905,434	500,572	1,566,018	1,010,670

Income from Operations	41,387	306,849	407,535	529,167

Other Income (Expense)
Gain on disposition of discontinued businesses	631,642	-	631,642	-
Fair Value adjustment for derivatives and warrants	244,001	-	244,001	-
Interest income	1,871	3,635	4,378	7,448
Interest expense	(11,718)	(318)	(11,718)	(1,772)

Total Other Income (Expense)	865,796	3,317	868,303	5,676

Net Income	907,183	310,166	1,275,838	534,843

Per Share Information:

Basic net income per common share	$0.03	$0.07	$0.06	$0.13
Diluted net income per common share	$0.01	$0.02	$0.05	$0.03

Weighted average shares outstanding:
Basic	$33,435,040	$4,191,266	$19,911,198	$4,191,266
Diluted	$95,227,095	$15,845,948	$28,158,522	$16,043,510

The accompanying notes are an integral part of these financial statements.

City Loan, Inc.
Statements of Cash Flows
for the six months ended June 30, 2008 and 2007

	Unaudited	Unaudited
	2008	2007

Cash Flows from Operating Activities
Net income	$1,275,838	$534,843

Fair value adjustments for deriviatives and warrants	(244,001)	-
Gain on disposition	(631,642)	-
Depreciation and amortization	35,494	28,259
Changes in:
Accounts receivable	(238,667)	(444,748)
Inventory	(250,558)	(12,346)
Prepaid expenses	12,841	-
Other current assets	8,803	-
Other assets	(24,000)	-
Accounts payable and accrued expenses	240,313	5,013
Amount due to shareholder	158,391	-

Net Cash Provided by Operating Activities	342,812	111,021

Cash Flows Used in Investing Activities
Net cash from acqusition	140,318	-
Purchases of property and equipment	(27,615)	(31,258)

Net Cash Provided (Used) by Investing Activities	112,703	(31,258)

Cash Flows from Financing Activities
Payments of debt	-	(821)

Net Cash Provided (Used) by Financing Activities	-	(821)

Net Increases in Cash and Cash Equivalents	455,515	78,942

Cash and cash equivalents, beginning of year	65,914	289,174

Cash and cash equivalents, end of year	$521,429	$368,116

Supplemental cash flow disclosure
Cash paid for interest on bank lines	$-	$1,772

Cash paid for income/franchise tax	$160,700	$-

The accompanying notes are an integral part of these financial statements.

Enigma Software Group, Inc.
Notes to Condensed Consolidated Financial Statements
For the period ended June 30, 2008
(unaudited)

NOTE A - CORPORATE ORGANIZATION AND DESCRIPTION OF BUSINESS

Corporate organization

AMENDMENTS TO ARTICLES OF INCORPORATION OR BYLAWS.

Effective April 22, 2008, City Loan, Inc. (“City Loan” or the “Company”) changed its corporate name from Enigma Software Group, Inc. (“Enigma”) to City Loan, Inc.  The change in corporate name was effected on April 14 2008 by the merger, pursuant to Section 253 of the Delaware General Corporation Law, of a newly formed, wholly owned subsidiary of the Company into the Company, with the Company continuing as the surviving corporation.  The Company’s corporate name, Enigma Software Group, Inc., as the surviving corporation in the merger, was changed to City Loan, Inc.  On June 19, 2008 and June 20, 2008 the Board of Directors and the Majority Stockholders, respectively, approved the change in the Company’s State of Incorporation from Delaware to the State of Nevada under the name “City Loan, Inc.” pursuant to a merger agreement to be entered into by City Loan, Inc., a Delaware corporation and City Loan, Inc., a Nevada corporation.

On June 19, 2008 and June 20, 2008 the Board of Directors and the Majority Stockholders, respectively, approved an amendment to the Company’s Certificate of Incorporation to effect a Seven (7) for One (1) reverse stock split, whereby, as of the Record Date, for every seven shares of Common Stock then owned, each stockholder shall receive one share of Common Stock once effective.

City Loan is currently a Delaware corporation (See above, and Note S), headquartered in California, that was formed in 2005 and is the surviving corporation of a reverse takeover with Enigma. Enigma commenced operations in 1999 and was a developer of security software products designed to give customers control over the programs installed on their computers in an automated and easy-to-use way, thereby enhancing transparency and user-control. In February of 2005, Enigma, upon completion of a reverse takeover transaction with Maxi Group Inc. (“Maxi”), began trading on the Over the Counter Bulletin Board (the “OTCBB”). City Loan currently trades on the OTCBB under the symbol “CIYL.” The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The only intercompany transactions are investments in and advances to, subsidiaries, which have been eliminated in consolidation.

MATERIAL EVENTS

In June 2006, the Company entered into a One Million Dollar ($1,000,000) convertible debenture agreement (the “Old Debenture Agreement”) with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (see Note K).

In July 2007, the Company entered into a new Five Hundred Thousand Dollar ($500,000) convertible debenture agreement (the “New Debenture Agreement”) with Dutchess Private Equities Fund, Ltd. as successor in interest to Dutchess Private Equities Fund, LP & Dutchess Private Equities Fund, II, LP (“Dutchess”) (see Note K).

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

Subsequent to July 2007, in accordance with an agreement with Dutchess, the Company was required to make monthly amortizing principal payments and redemption premium payments on the Old Debenture Agreement, as well as interest payments on both the Old Debenture Agreement and the New Debenture Agreement. Due to its deteriorating cash condition, the Company was unable to make the payments due to Dutchess on December 1, 2007, January 2, 2008, February 1, 2008, or March 2, 2008, thereby creating new multiple Events of Default. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Issuance of the Default Notice; Restructuring Plan

As previously reported, on March 26, 2008, pursuant to that certain convertible secured debenture (the “First Debenture”), in the face principal amount of One Million Dollars ($1,000,000), dated June 28, 2006, by and between Dutchess Private Equities Fund, Ltd. as successor in interest to Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (“Dutchess”) and Enigma Software Group, Inc. (the “Company”), and a second convertible debenture, dated July 20, 2007, issued by the Company to Dutchess, in the principal face amount of Five Hundred Thousand Dollars ($500,000) (the “Second Debenture,” and together with the First Debenture, the “Debentures”),  Dutchess issued to the Company a notice of an event of default (the “Default Notice”), due to the Company’s failure to make regular monthly interest payments and payments of principal under the terms of the First Debenture and failure to make required interest payments under the Second Debenture (the “Default”).  In contemplation of Dutchess issuing the Default Notice, the Company and Dutchess entered into negotiations to resolve the Default. As a consequence of these discussions, the Company and Dutchess developed a plan (the “Plan”) to restructure the Company and to cure the Default.  On April 14 and April 15, 2008, Dutchess and the Company consummated the Plan, as further described below.

The Stock Purchase Agreement

On April 11, 2008, Title America Corp., a Nevada corporation (“Title America”), an affiliate of Dutchess and sole shareholder of Tool City, Inc., a California corporation (“Tool City”), entered into a Series A Convertible Preferred Stock Purchase Agreement (the “SPA”) with the holders of all of the Company’s shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), pursuant to which such individuals (Alvin Estevez, the Company’s Chief Executive Officer and Colorado Stark, the Company’s Executive Chairman) sold all of the Series A Preferred Stock to Title America and as a result ceased to be stockholders of the Company (the “Preferred Stock Purchase”). Title America paid an aggregate amount of $1,000 for the Series A Preferred Stock from its working capital.  The foregoing summary does not purport to be complete and is qualified by reference to the full text of the SPA, which is provided as Exhibit 99.1 to this Report.

The Share Exchange Agreement

On April 14, 2008, the Company and Title America entered into a Share Exchange Agreement (the “SEA”). Pursuant to the SEA, the Company acquired all of the stock of Tool City and Tool City became a wholly-owned subsidiary of the Company. In exchange for all of the stock of Tool City, the Company issued to Title America 8,314 shares of a new series of Preferred Stock of the Company (the “Series B Preferred Stock”) which are convertible into shares of Common Stock and have an aggregate liquidation preference of $8,314,000.  Upon its acquisition of Tool City, the Company entered into a new line of business, namely the provision of title and auto pawn loans against the equity in vehicle owner’s cars. As a result, the Company changed its name to City Loan to more closely reflect its new line of business. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the SEA and the Certificate of Designations filed with the Secretary of State of Delaware to designate the Series B Preferred Stock, which are provided as Exhibits 2.1 and 3.2, respectively, to this Report. Also on April 14, 2008, immediately prior to the consummation of the SEA, the Series A Preferred Stock acquired by Dutchess in the Preferred Stock Purchase was cancelled, after which cancellation no shares of Series A Preferred Stock were outstanding.  A copy of the Certificate of Elimination filed with the Secretary of State of Delaware to eliminate the designation of the Series A Preferred Stock is provided as Exhibit 3.1 to this Report.

The Asset Purchase Agreement

On April 15, 2008, the Company exited its existing software business by the transfer of substantially all of the assets of such business to Enigma Software Group USA, LLC, a Connecticut limited liability company (“Enigma Software Group”), formed by Messrs. Estevez and Stark for the purposes of effecting the Asset Purchase (as defined below). The parties entered into an Asset Purchase Agreement (the “APA”), pursuant to which Enigma Software Group acquired substantially all of the assets and assumed substantially all of the liabilities, excluding the Debentures and interest due thereon, of the Company (the “Asset Purchase”).  Enigma Software Group indemnified the Company in connection with such assumed liabilities and assured that at the closing of the Asset Purchase the Company retained $172,500 in cash. In addition, Messrs. Estevez and Stark, and certain other employees cancelled an aggregate amount of options, representing the right to purchase an aggregate of 8,203,676 shares of the Company’s common stock.  The consideration for the acquisition of the assets in the Asset Purchase was the assumption of liabilities and the other obligations contained in the APA.  The foregoing summary does not purport to be complete and is qualified by reference to the full text of the APA provided as Exhibit 2.2 to this Report.

Waiver of Default; Amendment of Debentures and Warrants

In connection with the consummation of the transactions described above, as of April 15, 2008, Dutchess waived the defaults that had resulted in the Default Notice, including its right to receive certain additional payments under the Debentures as a consequence of the defaults, and rescinded its acceleration of the indebtedness covered by the Debentures.  In addition, Dutchess and the Company amended the Debentures and certain common stock purchase warrants held by Dutchess and currently exercisable for 40,000,000 shares of the Company’s common stock (the “Warrants”), to remove certain provisions of the Debentures and the Warrants which had the effect of limiting Dutchess’ ability to exercise its conversion or exercise rights if doing so would cause its beneficial ownership of the Company’s common stock to exceed specified levels.  The foregoing summary does not purport to be complete and is qualified by reference to the full text of the Amendment and Waiver provided as Exhibit 99.2 to this Report.

In addition, upon the closing of the Preferred Stock Purchase, Dutchess appointed Theodore Smith, Michael Novielli and Douglas Leighton (the “New Directors”) to the Company’s Board of Directors (the “Board”). Also, members of the Company’s Board, Alvin Estevez, Colorado Stark and Edwin J. McGuinn, Jr., the sole member of the Company’s Audit Committee and Compensation Committee, resigned from the Board ten (10) calendar days following the mailing to the Company’s stockholders of a Schedule 14F-1 Information Statement pertaining to the appointment of the New Directors to the Company’s Board. As a result of the Preferred Stock Purchase and the election of the New Directors, Dutchess acquired control of the Company.

Description of Business

The Company, through its wholly owned subsidiary, Tool City, Inc. D/B/A City Loan (“Tool City”) was incorporated in 1995 under the laws of California. It was originally incorporated to sell and rent tools. It later began operations as a pawnshop and eventually expanded and focused its business providing short-term loans in the sub-prime market through a single office in Long Beach, California. It meets the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans collateralized primarily by automobile titles.

The Company offers two types of loan programs.  The first is a Pawn Loan which requires a Pawn license, and it is where the customer leaves his vehicle, motorcycle, boat etc. with the Company as well as a key and the title and the Company maintains custody of the item until the loan is repaid.  By law, a Pawn can last no longer than 4 months however if the customer makes a sufficient interest/principal payment within that 4 month period, they can re-pawn it for an additional 4 months.  The rate typically charged for these loans is 10% per month; however no payments are required until the end of the 4 month term.  All motorcycles and higher end vehicles are kept on the Company’s 24 hour guard gated main lot or in the onsite warehouse.  Lower end vehicles, as well as large trucks etc. are kept at an offsite lot.

The second loan program is for vehicles or boats that have an auction value of at least $5,000.  If they meet that criterion, they can maintain possession (A “U-Drive” Loan) of the item during the term of the loan (2-5 year amortization) and the Company installs a tracking device so that they can locate the vehicle should they fail to make payments.  The customer leaves a key with the Company and their title and the Company goes down on the title as lien holder.  The customer must maintain full coverage insurance with the Company designated as the loss payee and then makes payments every two weeks.  Should the customer fall behind, or the insurance lapses, the Company uses its satellite tracking system to locate the vehicle and repossess it using its key.  For loans below $5,000 the Company charges a $75 processing fee which is added to the principal of the loan as well as typically 6%-7% per month of interest.  For loans of $5,000 or more, the Company adds a 10% processing fee to the principal balance as well as the 6%-7% a month interest rate.  Although the loans have a 2, 3 or 5 year amortization schedule, the average life of these loans is around 8 months.  There are no pre-payment penalties.

NOTE B - FINANCING TRANSACTION

On June 28, 2006, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Dutchess pursuant to which the Company issued secured debentures, convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the principal amount of One Million Dollars ($1,000,000) (the “Old Debentures”) (See Note K). Dutchess funded Five Hundred Thousand Dollars ($500,000) to the Company upon the initial closing and funded an additional Five Hundred Thousand Dollars ($500,000) to the Company on July 25, 2006 (the “Financing”); simultaneous with the Company’s filing of the Registration Statement with the SEC, covering the shares of Common Stock underlying the Old Debentures.

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

NOTE C - REVERSE MERGER

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

Effective April 22, 2008, the “Company changed its corporate name from Enigma Software Group, Inc. to City Loan, Inc.  The change in corporate name was effected by the merger, pursuant to Section 253 of the Delaware General Corporation Law, of a newly formed, wholly owned subsidiary of the Company into the Company, with the Company continuing as the surviving corporation.  The Company’s corporate name, Enigma Software Group, Inc., as the surviving corporation in the merger, was changed to City Loan, Inc.   On June 19, 2008 and June 20, 2008 the Board of Directors and the Majority Stockholders, respectively, approved the change in the Company’s State of Incorporation from Delaware to the State of Nevada under the name “City Loan, Inc.” pursuant to a merger agreement to be entered into City Loan, Inc., a Delaware corporation and City Loan, Inc., a Nevada corporation.

On April 14, 2008, the Company and Title America entered into a Share Exchange Agreement (the “SEA”). Pursuant to the SEA, the Company acquired all of the stock of Tool City and Tool City became a wholly-owned subsidiary of the Company. In exchange for all of the stock of Tool City, the Company issued to Title America 8,314 shares of a new series of Preferred Stock of the Company (the “Series B Preferred Stock”) which are convertible into shares of Common Stock and have an aggregate liquidation preference of $8,314,000.  Upon its acquisition of Tool City, the Company entered into a new line of business, namely the provision of title and auto pawn loans against the equity in vehicle owner’s cars. As a result, the Company changed its name to City Loan to more closely reflect its new line of business.

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

NOTE D - SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

Companies are consolidated using the purchase method. Assets, liabilities and contingent liabilities acquired are identified and stated at their fair values at the acquisition date. Any remaining positive balance between the cost of the investment in the subsidiary and the share of net assets acquired stated at their fair values is recognized as goodwill. Intra-Group sales, income, expenses and accounts receivable and payable have been eliminated.

The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” for all goodwill and intangibles acquired in business combinations. Under SFAS No. 142, all goodwill and certain intangible assets determined to have indefinite lives are not amortized; but, are tested for impairment at least annually.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America required management to make estimates and assumptions that effect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Risks and Uncertainties:

Factors that could effect the Company’s future operating results and gauge future results to vary materially from expectations include, but are not limited to lower than anticipated loans, inability to control expenses, changes in the industry and general uncertain economic conditions.. Negative developments in these or other risk factors would have a material adverse affect on the Company’s future financial position, results of operations and cash flows.

Cash and Cash Equivalents:

The Company considers all highly-liquid investments with a maturity of three-months or less when purchased to be cash equivalents. There are no cash equivalents at June 30, 2008 and December 31, 2007.

Inventory:

Inventory consists principally of cars, boats, motorcycles and other hard good items valued at cost.

Equipment and Depreciation:

Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When equipment is sold or otherwise disposed of the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Earnings per Share:

Basic net earnings (loss) per share are computed by dividing the income/loss available to common stockholders by the weighted average number of common shares outstanding. For the quarters ended June 30, 2008 and 2007, diluted earnings per share would include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method, as well as the potential conversion of shares of Preferred Stock into Common Stock, the potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon potential exercise of Warrants.

Revenue Recognition:

The Company generated income through collection of a monthly pawn service charge, processing fees and interest charges arising from automobile title loans as well as the sale of repossessed vehicles and the resale of expired pawn items. Funds are advanced to individuals based primarily upon the estimated resale value of pledged automobiles. The Company also generates profit realized on the sale of the unredeemed or other purchased pre-owned automobiles or of automobiles placed with the Company on consignment.

The Cost of Revenues represents the cost if items purchased outright as well as the original amount of the loan plus accrued interest for any items the Company takes possession of via forfeiture or unclaimed repossessions as well as all costs related to maintaining and repairing items, tracking units, costs of repossession, storage etc.

Income Taxes:

Tool City had elected Chapter S status under the Internal Revenue Code as modified in 1986. Accordingly no Federal or State income taxes had been provided. All Federal and State income taxes are the responsibility of the individual shareholders, other than the state of California does charge a franchise tax for Chapter S corporations at the corporate level. As of December 26, 2007 Tool City terminated its Chapter S election and is now treated as a Chapter C corporation. There were no taxes accrued for 2007 due to the short time frame as a Chapter C corporation until year end.

For 2008 the Company is providing a provision for income taxes at the Federal and California rates of 34% and 8.84% respectively based on estimated income for the year.

NOTE E - CONCENTRATIONS OF CREDIT RISK

CASH AND CASH EQUIVALENTS

The Company has placed its cash and cash equivalents with highly capitalized financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2008 such cash balances were in excess of FDIC limits.

NOTE F - LOANS RECEIVABLE

	6/30/08	12/31/07

Pawn Loans	$1,313,235	$1,197,088
U-Drive Loans	$3,191,005	$3,066,619
Total	$4,504,240	$4,263,707
Less Allowance for Doubtful Accounts	($47,865)	($45,999)

Net	$4,456,375	$4,217,708

Current	$2,110,986	$1,963,743
Non-Current	$2,345,389	$2,253,965

Total	$4,456,375	$4,217,708

NOTE G - INVENTORY

	6/30/08	12/31/07

Cars	$276,752	$46,967
Motorcycles	$3,796	$10,000
Other	$34,849	$7,872

Total	$315,397	$64,839

NOTE H - EQUIPMENT

Equipment is comprised of the following at,

	6/30/08	12/31/07

Office equipment	$7,970	$7,970
Tracking devices	534,473	506,858
Furniture and fixtures	26,750	26,750
Leasehold improvements	141,887	141,887 ,887
Computer equipment	5,146	5,146
Total	716,226	688,611
Less: accumulated depreciation	(464,844)	(429,350)

Net	$251,382	$259,261

NOTE I - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following at:

	6/30/08	12/31/07
Accounts payable	$60,742	$20,242
Income and sales tax payable	162,742	6,829
Total	$223,484	$27,071

NOTE J - NOTES PAYABLE TO BANK

The Company had a short-term secured line of credit with Wells Fargo Bank aggregating $500,000 with interest payable at 2% over prime. It was secured by the Company’s office premises rented from a Trust controlled by the President of Tool City and his wife. At December 2007 the balance of the loan was $0.00.

The Company had a short-term un-secured line of credit with Bank of America aggregating $100,000 with interest payable at a floating rate. It was personally guaranteed by the President of Tool City. At December 2007 the balance of the loan was $0.00.

Both of these credit lines were closed in early 2008.

NOTE K - SECURED CONVERTIBLE DEBENTURES

[1]  SECURED CONVERTIBLE DEBENTURES DUE 2011

The Old Debentures bear interest at 12% per annum, payable monthly, and are due in June of 2011. However, in connection with the Company’s default as of December 4, 2007, (see Note B), the maturity of the Old Debentures has been accelerated and accordingly, the Old Debentures are reported as a current liability in the balance sheet. The Old Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.07 per share or seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the 20 trading days immediately preceding a notice of conversion (the “Conversion Price”). The Old Warrants are also exercisable at the Conversion Price and may be exercised any time after issuance through and including June 28, 2011. The shares of Common Stock that will be issued, if the underlying Old Debentures are converted and the Old Warrants are exercised, will be very dilutive to the Company’s common stockholders (see Note L).

During the third and fourth quarters of the year ended December 31, 2007, Dutchess converted a total of $54,157 face amount of the Old Debentures, at varying conversion prices ranging from $0.0188 to $0.07, into 1,396,106 registered shares of the Company’s Common Stock.

[2] SECURED CONVERTIBLE DEBENTURES DUE 2012

On July 20, 2007, the Company entered into the New Debenture Agreement with Dutchess and immediately closed the transaction pursuant to which the Company issued the New Debentures. Interest only payments were due on the New Debentures until their maturity. However, in connection with the Company’s default as of December 4, 2007, the maturity of the New Debentures has been accelerated and accordingly, the New Debentures are reported as a current liability in the balance sheet. The New Debentures are convertible into shares of Common Stock of the Company at the lesser of seven cents ($.07), or seventy-five percent (75%) of the lowest closing bid price of the Company’s Common Stock during the twenty (20) trading days immediately preceding a notice of conversion. At the same time, the Company entered into a warrant agreement (the “New Warrant”) with Dutchess, whereby the Company issued to Dutchess warrants to purchase 25,000,000 shares of the Common Stock of the Company at the exercise price of $0.01 per share of Common Stock. The term of the New Warrant is five years and it contains registration rights. The shares of Common Stock that will be issued, if the underlying New Debentures are converted and the New Warrants are exercised, will be very dilutive to the Company’s common stockholders.

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

[3] ESTIMATED FAIR VALUE

These calculations resulted in an estimated fair value of $416,233 for the convertibility feature of the Old and New Debentures and an estimated fair value of $399,348 for the Old and New Warrants at June 30, 2008. Such amounts were recorded as liabilities in the Company’s consolidated financial statements as of June 30, 2008, giving rise to earnings for 6 months ended June 30, 2008 of $244,001.

NOTE L - TEMPORARY EQUITY

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

Accordingly, the excess of such shares, 114,938,826, represented by 3,162,407 shares of the Company’s Series A Preferred Stock, has been reclassified to Temporary Equity on the Consolidated Balance Sheet until this situation was resolved on April 15, 2008. In addition, at December 31, 2007, based on the Company’s stock trading price and the conversion price of the preferred shares, a beneficial conversion feature estimated to be $3,643 exists, with respect to the Series A Preferred Stock. At December 31, 2006, this beneficial conversion feature was estimated to be $92,925. Accordingly, a credit to income of $89,282 was required in connection with the Preferred Stock beneficial conversion feature. The portion of the estimated beneficial conversion feature of $3,643 that relates to the preferred shares deemed to be temporary equity ($1,550) was recorded as a dividend payable to preferred shareholders; and the portion that relates to the preferred shares in permanent equity ($2,093) was credited to Additional Paid-in Capital.

On April 14, 2008, immediately prior to the consummation of the SEA described above, the Series A Preferred Stock acquired by Dutchess in the Preferred Stock Purchase was cancelled, after which cancellation no shares of Series A Preferred Stock were outstanding. The related Temporary Equity liability was reduced to $0.00 as a result of this transaction.

NOTE M - EQUITY

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

As of June 30, 2008, 69,478.982 shares of Common Stock were issued and outstanding, 366,325 shares of Common Stock were reserved for issuance upon the exercise of outstanding and future stock options (see Note N), and 57,790,000 shares of Common Stock were reserved for conversion of the Old Debentures and exercise of the Old Warrants. The number of issued and outstanding common shares increased during the three months ended June 30, 2008 in connection with the conversion of debentures and accrued interest in the amount of $529,257 due 2012 into 63,006,762 shares of Common Stock Also, when the transfer agent was changed in the current period it was determined that there were 84,848 shares of common stock still outstanding from a previous reverse merger that were never turned in for new certificates. Although they are still outstanding, the prior transfer agent did not include them in the total shares outstanding. They have been added back into the total number of common shares currently outstanding.

In addition, as of June 30, 2008 there were no shares of Series A Preferred Stock outstanding and 8,314,000 shares of Series B Preferred Stock were issued and outstanding. The Company has not and will not receive any proceeds from the conversion of the Old Debentures into Common Stock but will receive proceeds from the exercise of the Old Warrants, if so exercised. Similarly, the Company will not receive any proceeds from the conversion of the New Debentures into Common Stock but will receive proceeds from the exercise of the New Warrants, if so exercised.

As of December 31, 2007, 6,387,372 shares of Common Stock were issued and outstanding, 9,000,000 shares of Common Stock were reserved for issuance upon the exercise of outstanding and future stock options (see Note N), and 57,790,000 shares of Common Stock were reserved for conversion of the Old Debentures and exercise of the Old Warrants. The number of issued and outstanding common shares increased during the year ended December 31, 2007 in connection with the conversion of debentures in the principal amount of $54,157 due 2011 into 1,396,106 shares of Common Stock and the issuance of an aggregate of 800,000 shares of Common Stock pursuant to Section 4(2) of Securities Act of 1933, as amended, which shares were issued as consideration for the retention of three firms to provide investor relations services to the Company. These firms were engaged by the Company to create and execute a public awareness campaign, to assist in responding to inquiries from potential investors, to solicit research firm coverage of the Company and to prepare and post on various websites, both proprietary and non-proprietary, research reports on the Company.

In addition, as of December 31, 2007, 7,433,988 shares of Series A Preferred Stock were issued and outstanding. The Company has not and will not receive any proceeds from the conversion of the Old Debentures into Common Stock but will receive proceeds from the exercise of the Old Warrants, if so exercised. Similarly, the Company will not receive any proceeds from the conversion of the New Debentures into Common Stock but will receive proceeds from the exercise of the New Warrants, if so exercised.

Preferred Stock - Series A

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

Since the Preferred Stock is intended to provide anti-dilution protection to the owners of the Preferred Stock, it is not considered to be a derivative as defined in FASB Opinion 133.

On April 14, 2008, immediately prior to the consummation of the SEA described above, the Series A Preferred Stock acquired by Dutchess in the Preferred Stock Purchase was cancelled, after which cancellation no shares of Series A Preferred Stock were outstanding

Preferred Stock - Series B

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

Rights upon Liquidation. With respect to the distribution of assets upon a liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock, on a pro rata basis, shall (prior to any distribution to the holders of the common stock, $0.001 par value per share, or the holders of any other preferred stock of the Corporation junior to the Series B Preferred Stock on liquidation) be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders an amount per share equal to One Thousand Dollars ($1,000), subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred Stock, plus any unpaid Accruing Dividends, whether or not declared, together with any other dividends declared but unpaid thereon.

Conversion Rights. Each share of such Series B Preferred Stock shall be convertible, at the sole option of the holder thereof, into one thousand three hundred (1,000) shares of Common Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Common Stock).

Since the Preferred Stock is intended to provide anti-dilution protection to the owners of the Preferred Stock, it is not considered to be a derivative as defined in FASB Opinion 133.

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

Warrants

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2005	0		0
Granted	15,000,000		15,000,000
Exercised
Outstanding December 31, 2006	15,000,000	$.07	15,000,000	$.07
Granted	25,000,000	$.01	25,000,000	$.01
Exercised
Outstanding December 31, 2007	40,000,000	$.07	40,000,000	$.07
Granted
Exercised
Outstanding June 30, 2008	40,000,000	$.0325	40,000,000	$.0325

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise price	Weighted Average Remaining Contractual life	Warrants - Common Share Equivalents	Weighted Average Exercise price
$.01	25,000,000	$.01	4.0	25,000,000	$.01
$1.50	15,000,000	$.07	3.0	15,000,000	$.07
Total	40,000,000	$.0325		40,000,000	$.0325

NOTE N - STOCK OPTION PLAN

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

In connection with the Asset Purchase Agreement described above, Messrs. Estevez and Stark, and certain other employees cancelled an aggregate amount of options, representing the right to purchase an aggregate of 8,203,676 shares of the Company’s common stock.

The following table presents the status of options outstanding under the Stock Option Plan as of June 30, 2008:

Year of Grant	# granted	# cancelled	# exercised	# outstanding	# vested	# unvested

2005	1,257,595	(1,214,270)	0	43,325	(43,425)	0
2006	2,438,000	(2,240,000)	0	198,000	(198,000)	0
2007	6,495,000	(6,370,000)	0	125,000	(125,000)	0
Total	10,190,595	(9,824,270)	0	366,325	(366,325)	0

The fair value of each stock option granted is charged to earnings as such option vests. The fair value of each stock option granted was estimated as of the date of issuance using the Black-Scholes-Merton option-pricing model. The following table shows the range of assumptions for each group of options issued:

NOTE O - PROVISION FOR INCOME TAXES

Tool City had elected Chapter S status under the Internal Revenue Code as modified in 1986. Accordingly no Federal or State income taxes had been provided. All Federal and State income taxes are the responsibility of the individual shareholders, other than the state of California does charge a franchise tax for Chapter S corporations at the corporate level. As of December 26, 2007 Tool City terminated its Chapter S election and is now treated as a Chapter C corporation. There were no taxes accrued for 2007 due to the short time frame as a Chapter C corporation until year end.

For 2008 the Company is providing a provision for income taxes at the Federal and California rates of 34% and 8.84% respectively based on estimated income for the year.

NOTE P - LEGAL PROCEEDINGS

From time to time the Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE Q - RELATED PARTY TRANSACTIONS

Related Party Loans:

In conjunction with the SPA described above, Title America, the sole holder of the Series B Preferred Stock, loaned money periodically to the Company during the period ending June 30, 2008. The total amount owed to Title America as of June 30, 2008 is $158,391.

The Company at December 31, 2007 had advances to the President of Tool City totaling $8,803. The advances were non-interest bearing and had no specific repayment dates. In February 2008, $8,803 was repaid.

Leases of Office Premises and Parking Lots:

The Company leases the office facility and parking lots needed to carry out the operations of the business from a Trust controlled by the President of Tool City and his wife at above market prices through December 31, 2007 and at market after that date. For the periods ending June 30, 2008 and December 31, 2007 the total amounts paid were $144,000 and $688,945.

Purchase of Tracking Devices:

Each car loan is secured by an automobile which has a GPS tracking device attached to it. Through the period ending December 31, 2007, the devices were purchased by a Trust controlled by the President of Tool City and his wife, sold to the Company at above market prices and included in fixed assets. For the period ending December 31, 2007 the amount capitalized was $74,238.

NOTE R - COMMITMENTS AND CONTINGENCIES

Office Lease:

The Company leases its office facilities and parking lots from a Trust controlled by the President of Tool City and his wife. The Company entered into a lease in January 2002.

In December 2007 the Company renegotiated its lease for one year, expiring on December 31, 2008, with renewal options, and the future minimum lease payments for the remainder of the re-negotiated lease are as follows:

2008	$288,000

NOTE S - SUBSEQUENT EVENTS

On June 19, 2008 and June 20, 2008 the Board of Directors and the Majority Stockholders, respectively, approved the change in the Company’s State of Incorporation from Delaware to the State of Nevada under the name “City Loan, Inc.” pursuant to a merger agreement to be entered into City Loan, Inc., a Delaware corporation and City Loan, Inc., a Nevada corporation.

On June 19, 2008 and June 20, 2008 the Board of Directors and the Majority Stockholders, respectively, approved an amendment to the Company’s Certificate of Incorporation to effect a One (1) for Seven (7) reverse stock split, whereby, as of the Record Date, for every seven shares of Common Stock then owned, each stockholder shall receive one share of Common Stock.

The above changes will be effective on or about August 18, 2008.

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

Company History

On April 14, 2008, the Company and Title America entered into a Share Exchange Agreement (the “SEA”). Pursuant to the SEA, the Company acquired all of the stock of Tool City and Tool City became a wholly-owned subsidiary of the Company. In exchange for all of the stock of Tool City, the Company issued to Title America 8,314 shares of a new series of Preferred Stock of the Company (the “Series B Preferred Stock”) which are convertible into shares of Common Stock and have an aggregate liquidation preference of $8,314,000.  Upon its acquisition of Tool City, the Company entered into a new line of business, namely the provision of title and auto pawn loans against the equity in vehicle owner’s cars. As a result, the Company changed its name to City Loan to more closely reflect its new line of business.

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

Enigma Software Group was the surviving corporation of a reverse takeover with Maxi Group, Inc. (“Maxi”); however, the business of the Company actually commenced in 1999. The Company is a developer of security software products designed to give customers information and control over the programs installed on their computers in an automated and easy-to-use way, thereby enhancing transparency and user-control. The Company sells and distributes its software products, which are downloadable, over the Internet.

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

On April 14, 2008, the Company and Title America entered into a Share Exchange Agreement (the “SEA”). Pursuant to the SEA, the Company acquired all of the stock of Tool City and Tool City became a wholly-owned subsidiary of the Company. In exchange for all of the stock of Tool City, the Company issued to Title America 8,314 shares of a new series of Preferred Stock of the Company (the “Series B Preferred Stock”) which are convertible into shares of Common Stock and have an aggregate liquidation preference of $8,314,000.  Upon its acquisition of Tool City, the Company entered into a new line of business, namely the provision of title and auto pawn loans against the equity in vehicle owner’s cars. As a result, the Company changed its name to City Loan to more closely reflect its new line of business.

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

General Discussion on Results of Operations and Analysis of Financial Condition

For the quarters ended June 30, 2008 and 2007

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the quarters ended June 30, 2008 and 2007, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

For the periods under discussion, we were a pawnshop and title-lender providing short-term loans in the sub-prime market through a single office in Long Beach, California. We meet the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans collateralized primarily by automobile titles.

Critical Accounting Policies and the Use of Estimates

Revenue Recognition

We recognize revenue generally from the interest and fees generated from outstanding loans, sales of repossessed cars and resale of pawned items in accordance with accounting principles generally accepted in the United States of America.

Reserves for Losses

We reserve for losses equal to 1.5% of the U-Drive loans outstanding at any given time. Based on our estimates, this is an adequate amount to compensate for losses based on our experience in the industry.

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

Results of Operations For the Quarters Ended June 30, 2008 and 2007

Overview

Our goals for the past several years were to increase our loan portfolio outstanding, generate significant interest income and continue to build on that success by expanding that portfolio and interest income. We are making progress in accomplishing these goals. Our business plan going forward is to continue to develop portfolio growth as well as generate addition income through strategic partnerships, acquisitions, and expansion into other states.

Revenues

For the quarters ended June 30, 2008 and 2007, reported revenues were $1,306,098 and $1,232,151, respectively. This increase of approximately 6% for the current year period reflects an increase in the number of new loans as a result of our increased marketing efforts.

Expenses

Expenses for the quarters ended June 30, 2008 and 2007 were $905,434 and $500,572, respectively. This increase principally reflects increased compensation for new officers and additional staff, marketing expenses as well as increased legal fees and expenses associated with the merger with Enigma and being public.

Liquidity and Capital Resources for the Quarters Ended June 30, 2008 and 2007

At June 30, 2008 and 2007, the Company had cash and cash equivalents of $521,429 and $65914, respectively.

Net cash provided by operating activities for the quarter ended June 30, 2008 was $342,812, which compares favorably to net cash provided in operating activities for the quarter ended June 30, 2007, of $111,021. This positive swing in net cash provided by operating activities of approximately $232,000 reflects the increase in the loan portfolio for the period, net of increases in operating expenses, namely legal, salaries, marketing and selling expenses and increases in general & administrative expenses as well as net changes in working capital.

As a result of the Company’s cessation of payments to Dutchess, there was no cash used in financing activities during the current year period. During the quarter ended June 30, 2007, approximately $245,000 was paid to Dutchess, including principal and interest payments. (See Notes B and L of Notes to Condensed Consolidated Financial Statements).

On March 26, 2008, pursuant to provisions in the Old Debenture and the New Debenture, Dutchess issued to the Company a notice of an event of default (the “Default Notice”), due to the Company’s failure to make regular monthly interest payments and payments of principal under the terms of the Old Debenture and failure to make required interest payments under the New Debenture (the “Default”). Pursuant to the Old Debenture, the Company is obligated to pay Dutchess interest at the rate of twelve percent (12%) per annum, on a monthly basis, and amortizing monthly cash payments in the amount of $104,166.67, and under the New Debenture the Company is obligated to pay Dutchess interest at the rate of twelve percent (12%) per annum, compounded daily, on a monthly basis. On May 22, 2008 Dutchess converted the remainder of the principal and accrued interest under the New Debenture for 63,006,762 shares of common stock. As of June 30, 2008, the Company owed Dutchess an aggregate amount of $443,493 under the Old Debenture.

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

A material weakness in the Company’s disclosure controls and procedures existed as of June 30, 2008, due to the Company’s limited number of employees. With regard to such personnel, there was a weakness as a result of the limited segregation of duties amongst our employees.

During the fiscal quarter ended June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was performed by our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Item 3. Defaults Upon Senior Securities.

On March 26, 2008, pursuant to provisions in the Old Debenture and the New Debenture, Dutchess issued to the Company a notice of an event of default (the “Default Notice”), due to the Company’s failure to make regular monthly interest payments and payments of principal under the terms of the Old Debenture and failure to make required interest payments under the New Debenture (the “Default”). Pursuant to the Old Debenture, the Company is obligated to pay Dutchess interest at the rate of twelve percent (12%) per annum, on a monthly basis, and amortizing monthly cash payments in the amount of $104,166.67, and under the New Debenture the Company is obligated to pay Dutchess interest at the rate of twelve percent (12%) per annum, compounded daily, on a monthly basis. As of June 30, 2008, the Company owed Dutchess an aggregate amount of $1,639,864 under both Debentures, including principal, interest and liquidated damages arising out of the Default. As a secured creditor, Dutchess is entitled to exercise its default remedies pursuant to a Security Agreement entered into in connection with the Old Debenture, including taking possession of all of the assets of the Company.

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

CITY LOAN, INC.

Date: August 19, 2008	By:	/s/ William R. Atkinson
William R. Atkinson, President and Chief Executive Officer

Date: August 19, 2008	By:	/s/ Jack Thomsen
Jack Thomsen Chief Financial Officer and Treasurer