Form 10-Q
period 2008-09-30
City Loan, Inc
filed 2008-11-13
CIK 799511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-50561

CITY LOAN, INC.
(Exact Name of Registrant as specified in its charter)

Nevada	20-2675930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3431 Cherry Avenue, Long Beach, CA 90807
(Address of principal executive offices)

(800) 398-6657
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of November 6, 2008, the Registrant had 9,925,600 shares of its Common Stock, $.001 par value, issued and outstanding.

CITY LOAN, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Financial Statements

Condensed Consolidated Balance Sheet	F-1

Condensed Consolidated Statements of Operations	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Condensed Consolidated Financial Statements	F-4

Condensed Consolidated Balance Sheet
at September 30, 2008
(unaudited)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$689,118	$65,914
Current portion of loans receivable	1,902,831	1,963,743
Inventory-Vehicles	528,167	64,839
Prepaid expenses	31,227	24,987

Total Current Assets	3,151,343	2,119,483

Property and Equipment - Net	267,196	259,261

Other Assets
Loans receivable-less current portion	2,490,773	2,253,965
Net assets held for sale	-	(522,825)
Goodwill	3,585,238	-
Other	24,000	8,803

Total Assets	$9,518,550	$4,118,687

Liabilities and Stockholder's Equity

Current Liabilities
Accounts payable and accrued expenses	$386,395	$27,071
Accrued debenture interest	45,919	18,674
Current portion of secured convertible debentures, due 2011	-	409,176
Current portion of secured convertible debentures, due 2012	-	500,000
Due to shareholder	158,391	-
Debenture redemption premium payable	-	227,294
Accrued liability for liquidated damages	-	114,214
Derivative liability	416,223	832,412
Warrant liability	399,348	1,116,281
Dividend payable in connections with Preferred Stock beneficial conversion	-	1,550

Total Current Liabilities	1,406,276	3,246,672

Secured Convertible Debentures, due 2011-less current portion	409,176	-

Total Liabilities	1,815,452	3,246,672

Stockholder's Equity
Series A convertible preferred stock, par value $.001, 10,000,000 shares authorized; 7,433,988 issued and outstanding at December 31, 2007	-	7,434
Series B convertible preferred stock, par value $.001, 10,000,000 shares authorized; 8,314 issued and outstanding at September 30, 2008	831	-
Common stock, par value $.001, 250,000,000 shares authorized; 9,925,583 and 912,482 issued and outstanding	9,926	912
Additional paid-in capital	1,820,871	(3,554,893)
Retained earnings	5,871,470	4,418,562

Total Stockholder's Equity	7,703,098	872,015

Total Liabilities and Stockholder's Equity	$9,518,550	$4,118,687

The accompanying notes are an integral part of these financial statements.

Condensed Consolidated Statements of Operations for the Three and Nine Month Periods
Ended September 30, 2008 and 2007
(unaudited)

	Unaudited		Unaudited
	Three-month period ended		Nine-month period ended
	2008	2007	2008	2007

Loan/Sales Revenues	$1,531,546	$1,389,771	$4,166,241	$3,658,818
Cost of Revenues	626,217	512,821	1,287,359	1,242,030

Gross Profit	905,329	876,950	2,878,882	2,416,788

Operating Expenses	717,026	525,851	2,282,872	1,540,065

Income from Operations	188,303	351,099	596,010	876,723

Other Income (Expense)
Gain on disposition of discontinued businesses	-	-	631,642	-
Fair Value adjustment for derivatives and warrants	-	-	244,001	-
Interest income	1,686	3,030	6,064	10,477
Interest expense	(12,919)	61	(24,809)	1,833

Total Other Income (Expense)	(11,233)	3,091	856,898	12,310

Net Income	177,070	354,190	1,452,908	889,033

Per Share Information:

Basic net income per common share	$0.02	$0.53	$0.28	$1.43
Diluted net income per common share	$0.02	$0.53	$0.28	$1.43

Weighted average shares outstanding:
Basic	9,925,583	665,569	5,222,064	621,269
Diluted	9,925,583	665,569	5,222,064	621,269

The accompanying notes are an integral part of these financial statements.

Condensed Consolidated Statements of Cash Flows
for the Nine Month Periods ended September 30, 2008 and 2007
(unaudited)

	Unaudited	Unaudited
	2008	2007

Cash Flows from Operating Activities
Net income	$1,452,908	$889,033

Fair value adjustments for derivatives and warrants	(244,001)	-
Gain on disposition	(631,642)	-
Depreciation and amortization	56,741	42,388
Changes in:
Accounts receivable	(175,896)	(712,328)
Inventory	(463,328)	3,851
Prepaid expenses	(6,240)	-
Other current assets	8,803	-
Other assets	(24,000)	-
Accounts payable and accrued expenses	386,569	9,594
Amount due to shareholder	158,391	-

Net Cash Provided by Operating Activities	518,305	232,538

Cash Flows Used in Investing Activities
Net cash from acquisition	169,575	-
Purchases of property and equipment	(64,676)	(91,258)

Net Cash Provided (Used) by Investing Activities	104,899	(91,258)

Cash Flows from Financing Activities
Payments of debt	-	(1,076)

Net Cash Provided (Used) by Financing Activities	-	(1,076)

Net Decrease in Cash and Cash Equivalents	623,204	140,204

Cash and cash equivalents, beginning of period	65,914	289,174

Cash and cash equivalents, end of period	$689,118	$429,378

Supplemental cash flow disclosure
Cash paid for interest on bank lines	$-	$1,833

Cash paid for income/franchise tax	$160,700	$-

The accompanying notes are an integral part of these financial statements.

City Loan, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE A - CORPORATE ORGANIZATION AND DESCRIPTION OF BUSINESS

Corporate organization

AMENDMENTS TO ARTICLES OF INCORPORATION OR BYLAWS

Reincorporation

On April 14, 2008, Enigma Software Group, Inc. (“Enigma”) changed its name to City Loan, Inc. (“City Loan” or the “Company”) by undertaking a merger, pursuant to Section 253 of the Delaware General Corporation Law, of a newly formed, wholly owned subsidiary of the Company into the Company, with the Company continuing as the surviving corporation.  The Company’s corporate name, “Enigma Software Group, Inc.”, as the surviving corporation in the merger, was changed to “City Loan, Inc.”  Further, as disclosed in the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on July 23, 2008 (the “Information Statement”), the Company changed its State of Incorporation from the State of Delaware to the State of Nevada under the name “City Loan, Inc.” pursuant to a merger agreement dated August 27, 2008 between City Loan, Inc., a Delaware corporation and City Loan, Inc., a Nevada corporation. The effective date of the reincorporation was September 10, 2008 and, accordingly, the Company is now subject to the Nevada Revised Statutes as more fully described in the Information Statement. Further, on the effective date of the reincorporation:

• each outstanding share of common stock, par value $0.001 per share, of the Delaware corporation was converted into one share of the common stock, par value $0.001, of the Company (the “Common Stock”);

• each share of the Delaware corporation’s common stock was cancelled and retired;

• the Delaware corporation ceased to exist; and

• the corporate name remained unchanged as “City Loan, Inc.”

Reverse Split

As described in the Information Statement, the Company amended its Certificate of Incorporation to effect a reverse stock split, whereby, for shareholders holding shares as of the record date, June 20, 2008, for every seven shares of Common Stock then owned, each stockholder received one share of Common Stock (the “Reverse Split”). The effective date of the Reverse Split was September 17, 2008. The Reverse Split was effected simultaneously for all of the Common Stock and the ratio was the same for all of the Common Stock. The Reverse Split affected all of the Company’s stockholders uniformly and did not affect any stockholder’s percentage ownership interests in the Company, except to the extent that the Reverse Split resulted in fractional share ownership.

The principal effect of the Reverse Split was to reduce the number of shares of the Common Stock issued and outstanding from 69,478,982 shares as of June 30, 2008, to 9,925,583 shares. At the effective date of the Reverse Split, the Company had 240,074,417 shares of Common Stock available for issuance.

City Loan is currently a Nevada corporation (see above), headquartered in California, and was formed in 2008 and is the surviving corporation of a reverse takeover with its predecessor, Enigma. Enigma commenced operations in 1999 and was a developer of security software products designed to give customers control over the programs installed on their computers in an automated and easy-to-use way, thereby enhancing transparency and user-control. In February 2005, Enigma, upon completion of a reverse takeover transaction with Maxi Group Inc. (“Maxi”), began trading on the Over-the-Counter Bulletin Board (the “OTCBB”). City Loan currently trades on the OTCBB under the symbol “CYLN.” The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The only intercompany transaction is the investment in a subsidiary, which has been eliminated in consolidation.

MATERIAL EVENTS

In June 2006, the Company entered into a $1,000,000 convertible debenture agreement (the “Old Debenture Agreement”) with Dutchess Private Equities Fund, LP and Dutchess Private Equities Fund, II, LP (see Note K).

In July 2007, the Company entered into a new $500,000 convertible debenture agreement (the “New Debenture Agreement”) with Dutchess Private Equities Fund, Ltd. as successor in interest to Dutchess Private Equities Fund, LP & Dutchess Private Equities Fund, II, LP (“Dutchess”) (see Note K).

Pursuant to the Old Debenture Agreement and beginning on January 2, 2007, the Company had been required to make monthly amortizing principal payments and redemption premium payments to Dutchess, each in the amount of approximately $104,167. Due to its deteriorating cash position the Company was unable to make the full required payment on March 1, 2007 and in subsequent months, thereby creating multiple events of default under the Old Debenture Agreement. Such events of default were cured in July 2007.

Subsequent to July 2007, in accordance with an agreement with Dutchess, the Company was required to make monthly amortizing principal payments and redemption premium payments on the Old Debenture Agreement, as well as interest payments on both the Old Debenture Agreement and the New Debenture Agreement. Due to its deteriorating cash condition, the Company was unable to make the payments due to Dutchess on December 1, 2007, January 2, 2008, February 1, 2008, and March 2, 2008, thereby creating new multiple events of default.

Issuance of the Default Notice; Restructuring Plan

As previously reported on a Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2008, on March 26, 2008, as a result of the events of default under the Old Debenture Agreement and New Debenture Agreement (collectively referred to herein as the “Debentures”),  Dutchess issued to the Company a notice of an event of default (the “Default Notice”), due to the Company’s failure to make regular monthly interest payments and payments of principal under the terms of the Old Debenture Agreement and failure to make required interest payments under the New Debenture Agreement (the “Default”).  In contemplation of Dutchess issuing the Default Notice, the Company and Dutchess entered into negotiations to resolve the Default. As a consequence of these discussions, the Company and Dutchess developed a plan (the “Plan”) to restructure the Company and to cure the Default.  On April 14, 2008 and April 15, 2008, Dutchess and the Company consummated the Plan, as further described below.

The Stock Purchase Agreement

On April 11, 2008, Title America Corp., a Nevada corporation (“Title America”), an affiliate of Dutchess and sole shareholder of Tool City, Inc., a California corporation (“Tool City”), entered into a Series A Convertible Preferred Stock Purchase Agreement (the “SPA”) with the holders of all of the Company’s shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), pursuant to which such individuals (Alvin Estevez, the Company’s Chief Executive Officer and Colorado Stark, the Company’s Executive Chairman) sold all of the Series A Preferred Stock to Title America and as a result ceased to be stockholders of the Company (the “Preferred Stock Purchase”). Title America paid an aggregate amount of $1,000 for the Series A Preferred Stock.  The foregoing summary does not purport to be complete and is qualified by reference to the full text of the SPA, which was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2008 (“April 2008 8-K”).

The Share Exchange Agreement

On April 14, 2008, the Company and Title America entered into a Share Exchange Agreement (the “SEA”). Pursuant to the SEA, the Company acquired all of the stock of Tool City and Tool City became a wholly-owned subsidiary of the Company. In exchange for all of the stock of Tool City, the Company issued to Title America 8,314 shares of Series B Preferred Stock, a new series of Preferred Stock of the Company (the “Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into 1,187,715 shares of Common Stock and has an aggregate liquidation preference of $8,314,000.  Upon its acquisition of Tool City, the Company entered into a new line of business, namely providing title and auto pawn loans against the equity in vehicle owner’s cars. As a result, the Company changed its name to City Loan to more closely reflect its new line of business. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the SEA and the original Certificate of Designations filed with the Secretary of State of Delaware to designate the Series B Preferred Stock, which were filed as Exhibits 2.1 and 3.2, respectively, to the April 2008 8-K. Also on April 14, 2008, immediately prior to the consummation of the SEA, the Series A Preferred Stock acquired by Title America in the Preferred Stock Purchase was cancelled, after which cancellation, no shares of Series A Preferred Stock were outstanding.  A copy of the Certificate of Elimination filed with the Secretary of State of Delaware to eliminate the designation of the Series A Preferred Stock was filed as Exhibit 3.1 to the April 2008 8-K.

The Asset Purchase Agreement

On April 15, 2008, the Company exited its existing software business by the transfer of substantially all of the assets of such business to Enigma Software Group USA, LLC, a Connecticut limited liability company (“Enigma Software Group”), formed by Messrs. Estevez and Stark for the purposes of effecting the Asset Purchase (as defined below). The parties entered into an Asset Purchase Agreement (the “APA”), pursuant to which Enigma Software Group acquired substantially all of the assets and assumed substantially all of the liabilities, excluding the Debentures and interest due thereon, of the Company (the “Asset Purchase”).  Enigma Software Group indemnified the Company in connection with such assumed liabilities and assured that at the closing of the Asset Purchase the Company retained $172,500 in cash. In addition, Messrs. Estevez and Stark, and certain other employees cancelled an aggregate amount of options, representing the right to purchase an aggregate of 1,171,954 shares of the Company’s common stock.  The consideration for the acquisition of the assets in the Asset Purchase was the assumption of liabilities and the other obligations contained in the APA.  The foregoing summary does not purport to be complete and is qualified by reference to the full text of the APA filed as Exhibit 2.2 to the April 2008 8-K.

Waiver of Default; Amendment of Debentures and Warrants

In connection with the consummation of the transactions described above, on April 15, 2008, Dutchess waived the defaults that had resulted in the Default Notice, including its right to receive certain additional payments under the Debentures as a consequence of the defaults, and rescinded its acceleration of the indebtedness covered by the Debentures.  In addition, Dutchess and the Company amended the Debentures and certain common stock purchase warrants held by Dutchess and currently exercisable for 5,714,287 shares of the Company’s common stock (the “Warrants”), to remove certain provisions of the Debentures and the Warrants which had the effect of limiting Dutchess’ ability to exercise its conversion or exercise rights if doing so would cause its beneficial ownership of the Company’s common stock to exceed specified levels.  The foregoing summary does not purport to be complete and is qualified by reference to the full text of the Amendment and Waiver filed as Exhibit 99.2 to the April 2008 8-K.

In addition, upon the closing of the Preferred Stock Purchase, Dutchess appointed Theodore Smith, Michael Novielli and Douglas Leighton (the “New Directors”) to the Company’s Board of Directors (the “Board”). Also, members of the Company’s Board, Alvin Estevez, Colorado Stark and Edwin J. McGuinn, Jr., the sole member of the Company’s Audit Committee and Compensation Committee, resigned from the Board ten calendar days following the mailing to the Company’s stockholders of a Schedule 14F-1 Information Statement pertaining to the appointment of the New Directors to the Company’s Board. As a result of the Preferred Stock Purchase and the election of the New Directors, Dutchess acquired control of the Company.

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

The Company offers two types of loan programs.  The first is a Pawn Loan which requires a Pawn license, and requires that the customer leave their vehicle, motorcycle, boat etc. with the Company as well as a key and the title and the Company maintains custody of the item until the loan is repaid.  By law, a Pawn can last no longer than four months however if the customer makes a sufficient interest/principal payment within that four month period, they can re-pawn it for an additional four months.  The rate typically charged for these loans is 10% per month; however, no payments are required until the end of the four month term.  All motorcycles and higher end vehicles are kept on the Company’s 24 hour guard gated main lot or in the onsite warehouse located in Long Beach, California.  Lower end vehicles, as well as large trucks etc. are kept at an offsite lot.

The second loan program is for vehicles or boats that have an auction value of at least $5,000.  If they meet that criterion, the customer can maintain possession (a “U-Drive Loan”) of the item during the term of the loan (two, three or five year amortization) and the Company installs a tracking device so that it can locate the vehicle should the customer fail to make payments.  The customer leaves a key with the Company and their title and the Company is recorded as lien a holder on the title.  The customer must maintain full coverage insurance, designate the Company as the loss payee under the insurance policy and make payments on the U-Drive Loan every two weeks.  Should the customer fall behind, or should the insurance lapse, the Company uses its satellite tracking system to locate the vehicle and repossess it using its key.  For loans below $5,000 the Company charges a $75 processing fee which is added to the principal of the loan as well interest at a rate between 6% to 8% per month.  For loans of $5,000 or more, the Company adds a 10% processing fee to the principal balance as well as the 6% to 8% per month interest rate.  Although the loans have a two, three or five year amortization schedule, the average life of these loans is around eight months.  There are no pre-payment penalties.

NOTE B - FINANCING TRANSACTION

On June 28, 2006, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Dutchess pursuant to which the Company issued secured debentures, convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the principal amount of $1,000,000 (the “Old Debenture”) (See Note K). Dutchess funded $500,000 to the Company upon the initial closing and funded an additional $500,000 to the Company on July 25, 2006 (the “Financing”); Simultaneously with the Company’s entering into the Old Debentures on June 28, 2006, described above, the Company filed a Registration Statement with the Securities and Exchange Commission, covering the shares of Common Stock underlying the Old Debentures.

The filing of the Registration Statement was in accordance with a Debenture Registration Rights Agreement (the “Registration Rights Agreement”), which was entered into by the Company and Dutchess on June 28, 2006, and pursuant to which the Company was obligated to register 8,255,715 shares of Common Stock underlying the exercise of the warrants issued as part of the Financing (the “Old Warrants”) and the shares underlying the conversion of the Old Debentures. Also, in connection with the Financing, on June 28, 2006, the Company and Dutchess entered into the Old Debenture Agreement, a Security Agreement and a Warrant Agreement.

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

Pursuant to the terms of the Acquisition Agreement, which closed on February 16, 2005, Maxi acquired substantially all of the issued and outstanding capital stock of Adorons, in exchange for 2,022,708 newly issued shares of Maxi's common stock (the "Exchange"). In addition, Maxi acquired for $50,000, 13,947,685 shares of its own common stock from certain of its stockholders prior to the Exchange, which shares were canceled on February 16, 2005. Three stockholders of Adorons, who held 21,694 shares of common stock, did not exchange their shares for Maxi common stock at the time of the Exchange. However, on April 8, 2005, these stockholders did exchange all of their shares for 61,330 shares of Maxi common stock. For reporting purposes, these shares are considered to have been exchanged as of February 16, 2005.

The 2,084,038 shares of common stock represented approximately 89.81% of the ownership interests in Maxi. The Exchange, which resulted in the stockholders of Adorons obtaining control of Maxi, represented a recapitalization of Maxi, or a reverse takeover rather than a business combination. As a non-operating company, the assets and liabilities of Maxi were not material to the reverse takeover. For accounting purposes, Adorons was considered to be an acquirer in the reverse acquisition transaction and, consequently, the financial statements are the historical financial statements of Adorons and the reverse takeover has been treated as a recapitalization of Adorons. Additionally, on February 16, 2005, Maxi issued 19,286 shares of common stock to a related party for the assumption of certain liabilities that amounted to approximately $46,000.

On April 14, 2005, Maxi completed a reincorporation merger to the state of Delaware and changed its name to Enigma Software Group, Inc. On May 17, 2005, Adorons merged into its parent company, Enigma Software Group, Inc., and ceased to exist as a separate company.

Effective April 22, 2008, the Company changed its corporate name from Enigma Software Group, Inc. to City Loan, Inc. pursuant to a transaction which is more fully described in Note A.

NOTE D - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements of the Company and its wholly owned subsidiary, Tool City are consolidated using the purchase method. Assets, liabilities and contingent liabilities acquired are identified and stated at their fair values at the acquisition date. Any remaining positive balance between the cost of the investment in Tool City and the share of net assets acquired stated at their fair values is recognized as goodwill. Inter-company sales, income, expenses and accounts receivable and payable have been eliminated.

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

Risks and Uncertainties:

Factors that could affect the Company’s future operating results and cause future results to vary materially from expectations include, but are not limited to lower than anticipated loans, inability to control expenses, changes in the industry and general uncertain economic conditions. Negative developments in these or other risk factors would have a material adverse affect on the Company’s future financial position, results of operations and cash flows.

Cash and Cash Equivalents:

The Company considers all highly-liquid investments with a maturity of three-months or less when purchased to be cash equivalents. There are no cash equivalents at September 30, 2008 and December 31, 2007.

Inventory:

Inventory consists principally of cars, boats, motorcycles and other hard good items valued at cost.

Equipment and Depreciation:

Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Earnings per Share:

Basic net earnings (loss) per share of Common Stock are computed by dividing the income/loss available to stockholders of Common Stock by the weighted average number of shares of Common Stock outstanding. For the periods ended September 30, 2008 and 2007, diluted earnings per share would include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method, as well as the potential conversion of shares of Preferred Stock into Common Stock, the potential conversion of Convertible Debentures into shares of Common Stock and the potential issuance of shares of Common Stock upon potential exercise of Warrants. Since such treatment for the periods ended September 30, 2008 and 2007 would be anti-dilutive, diluted earnings per share are equivalent to basic earnings per share.

Revenue Recognition:

The Company generated income through collection of a monthly pawn service charge, processing fees and interest charges arising from automobile title loans as well as the sale of repossessed vehicles and the resale of expired pawn items. Funds are advanced to individuals based primarily upon the estimated auction value of pledged automobiles. The Company also generates profit realized on the sale of the unredeemed pawns and other purchased pre-owned assets as well as fees from automobiles placed with the Company on consignment.

The Cost of Revenues represents (a) the cost of items purchased outright, (b) the original amount of the loan plus accrued interest for any items which the Company takes possession of via forfeiture or unclaimed repossessions, and (c) costs related to maintaining and repairing items, tracking units, costs of repossession, storage etc.

Income Taxes:

Effective August 1, 1995, Tool City elected Chapter S status under the Internal Revenue Code as modified in 1986. Accordingly all Federal and State income taxes were the responsibility of the individual shareholders, other than the state of California which does charge a franchise tax for Chapter S corporations at the corporate level. As of December 26, 2007 Tool City terminated its Chapter S election and is now treated as a Chapter C corporation. There were no taxes accrued for 2007 due to the short time frame as a Chapter C corporation until year end.

For 2008 the Company is providing a provision for income taxes at the Federal and California rates of 34% and 8.84%, respectively, based on estimated income for the year.

NOTE E - CONCENTRATIONS OF CREDIT RISK

CASH AND CASH EQUIVALENTS

The Company has placed its cash and cash equivalents with highly capitalized financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2008 some of these cash balances were in excess of FDIC limits.

NOTE F – LOANS RECEIVABLE

	9/30/08	12/31/07

Pawn Loans	$1,055,630	$1,197,088,
U-Drive Loans	$3,388,806	$3,066,619
Total	$4,444,436	$4,263,707
Less Allowance for Doubtful Accounts	$(50,832)	$(45,999)

Net	$4,393,604	$4,217,708

Current	$1,902,831	$1,963,743
Non-Current	$2,490,773	$2,253,965

Total	$4,393,604	$4,217,708

NOTE G – INVENTORY

	9/30/08	12/31/07

Cars, Trucks, Vehicles	$411,617	$46,967
Motorcycles	$10 492,	$10,000
Other	$106,058	$7,872

Total	$528,167	$64,839

NOTE H – EQUIPMENT

Equipment is comprised of the following at:

	9/30/08	12/31/07
Office equipment	$7,970	$7,970
Tracking devices	571,534	506,858
Furniture and fixtures	26,750	26,750
Leasehold improvements	141,887	141,887
Computer equipment	5,146	5,146
Total	753,287	688,611
Less: accumulated depreciation	(486,091)	(429,350)
Net	$267,196	$259,261

NOTE I – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following at:

	9/30/08	12/31/07
Accounts payable	$54,568	$20,242
Income and sales tax payable	331,827	6,829
Total	$386,395	$27,071

NOTE J - NOTES PAYABLE TO BANK

The Company had a short-term secured line of credit with Wells Fargo Bank that allowed the Company to borrow up to $500,000 with interest payable at 2% over prime. The line of credit was secured by the Company’s office premises rented from a trust controlled by the President of Tool City and his wife. There were no outstanding borrowings on the line of credit at December 31, 2007.

The Company had a short-term unsecured line of credit with Bank of America aggregating $100,000 with interest payable at a floating rate. It was personally guaranteed by the President of Tool City. At December 2007 the balance of the loan was $0.00. There were no outstanding borrowings on the line of credit at October 31, 2006 and April 30, 2007.

Both of these credit lines were closed in early 2008.

NOTE K - SECURED CONVERTIBLE DEBENTURES

[1] SECURED CONVERTIBLE DEBENTURES DUE 2011

The Old Debentures bear interest at 12% per annum, payable monthly, and are due in June of 2011. However, in connection with the Company’s default as of December 4, 2007, (see Note B), the maturity of the Old Debentures was accelerated and accordingly, the Old Debentures were reported as a current liability in the balance sheet at December 31, 2007. As of April 15, 2008, Dutchess waived the defaults that had resulted in the Default Notice, including its right to receive certain additional payments under the Debentures as a consequence of the defaults, and rescinded its acceleration of the indebtedness covered by the Debentures.  The Old Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.49 per share or seventy-five percent (75%) of the lowest closing bid price of the Common Stock during the 20 trading days immediately preceding a notice of conversion (the “Conversion Price”). The Old Warrants to purchase 2,142,858 shares of Common Stock are also exercisable at the Conversion Price and may be exercised any time after issuance through and including June 28, 2011. The shares of Common Stock that will be issued, if the underlying Old Debentures are converted and the Old Warrants are exercised, will be very dilutive to the Company’s common stockholders (see Note L).

During the third and fourth quarters of the year ended December 31, 2007, Dutchess converted a total of $54,157 face amount of the Old Debentures, at varying conversion prices ranging from $0.13216 to $0.49, into 199,444 registered shares of the Company’s Common Stock.

[2] SECURED CONVERTIBLE DEBENTURES DUE 2012

Interest only payments were due on the New Debentures until their maturity. However, in connection with the Company’s default as of December 4, 2007, the maturity of the New Debentures was accelerated and accordingly, the New Debentures were reported as a current liability in the balance sheet at December 31, 2007. As of April 15, 2008, Dutchess waived the defaults that had resulted in the Default Notice, including its right to receive certain additional payments under the Debentures as a consequence of the defaults, and rescinded its acceleration of the indebtedness covered by the Debentures. The New Debentures are convertible into shares of Common Stock of the Company at the lesser of $0.49, or 75% of the lowest closing bid price of the Company’s Common Stock during the twenty (20) trading days immediately preceding a notice of conversion. At the same time, the Company entered into a warrant agreement (the “New Warrant”) with Dutchess, whereby the Company issued to Dutchess a warrant to purchase 3,571,429 shares of the Common Stock of the Company at the exercise price of $0.07 per share of Common Stock. The term of the New Warrant is five years and it includes registration rights. The shares of Common Stock that will be issued, if the underlying New Debenture is converted and the New Warrant is exercised, will be very dilutive to the Company’s common stockholders.

In consideration for the issuance of the New Debenture and the New Warrant, Dutchess declared all liquidated damages owed to it from the Company settled. The liquidated damages were owed as a resulted from the Company’s failure to have its registration statement on Form SB-2 declared effective by the Securities and Exchange Commission prior to the deadline stipulated in the Registration Rights Agreement and the inability of the Company to make the required loan principal payments resulting from such delay in effectiveness.  The liquidated damages were estimated to have been approximately $1,000,000 as of July 20, 2007, plus additional daily accruals.

[3] ESTIMATED FAIR VALUE

These calculations resulted in an estimated fair value of $416,233 for the convertibility feature of the Old Debenture and New Debenture and an estimated fair value of $399,348 for the Old Warrant and New Warrant at September 30, 2008. Such amounts were recorded as liabilities in the Company’s consolidated financial statements as of September 30, 2008, giving rise to earnings for the nine months ended September 30, 2008 of $244,001.

NOTE L - EQUITY

The Company’s authorized capital stock consists of 250,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.

As described in the Information Statement, the Company amended its Certificate of Incorporation to effect a Reverse Split, whereby, for shareholders holding shares as of the record date, June 20, 2008, for every seven shares of Common Stock then owned, each stockholder received one share of Common Stock upon the effective date of the Reverse split. The effective date of the Reverse Split was September 17, 2008. The Reverse Split was effected simultaneously for all of the Common Stock, and the ratio was the same for all of the Common Stock. The Reverse Split affected all of the Company’s stockholders uniformly and did not affect any stockholder’s percentage ownership interests in the Company, except to the extent that the Reverse Split resulted in fractional share ownership.

The principal effect of the Reverse Split was to reduce the number of shares of the Common Stock issued and outstanding from 69,478,982 shares as of June 20, 2008 to 9,925,583 shares. At September 17, 2008, the effective date of the Reverse Split, the Company had 240,074,413 shares of Common Stock available for issuance.

As of September 30, 2008 (and after the reverse stock split described above), 9,925,583 shares of Common Stock were issued and outstanding, 52,333 shares of Common Stock were reserved for issuance upon the exercise of outstanding stock options (see Note N), 1,187,715 shares of Common Stock were reserved for the conversion of the Series B Preferred Stock and 9,250,000 shares of Common Stock were reserved for conversion of the Old Debenture and exercise of the Old Warrants and the New Warrants.

As of December 31, 2007, 912,482 shares of Common Stock were issued and outstanding, 1,285,714 shares of Common Stock were reserved for issuance upon the exercise of outstanding and future stock options (see Note N), and 8,255,715 shares of Common Stock were reserved for conversion of the Old Debenture and exercise of the Old Warrant. The number of issued and outstanding common shares increased during the year ended December 31, 2007 in connection with the conversion of debentures in the principal amount of $54,157 due 2011 into 199,444 shares of Common Stock and the issuance of an aggregate of 114,286 shares of Common Stock pursuant to Section 4(2) of Securities Act of 1933, as amended, which shares were issued as consideration for the retention of three firms to provide investor relations services to the Company. These firms were engaged by the Company to create and execute a public awareness campaign, to assist in responding to inquiries from potential investors, to solicit research firm coverage of the Company and to prepare and post on various websites, both proprietary and non-proprietary, research reports on the Company.

In addition, as of December 31, 2007, 7,433,988 shares of Series A Preferred Stock were issued and outstanding. The Company has not and will not receive any proceeds from the conversion of the Old Debenture into Common Stock but will receive proceeds from the exercise of the Old Warrants, if so exercised. Similarly, the Company has not and will not receive any proceeds from the conversion of the New Debenture into Common Stock but will receive proceeds from the exercise of the New Warrants, if so exercised.

Preferred Stock – Series A

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

Conversion Rights. The holders of the Preferred Stock entered into a Lock-Up Agreement with the Company, whereby the holders of Preferred Stock agreed not to convert their shares of Preferred Stock into shares of the Company’s Common Stock from February 6, 2007, until in either case ending on the earlier to occur of (i) 360 days after the effective date of the Registration Statement or (ii) the date on which the full face amount, accrued interest and penalties, if any, on the Debenture have been paid or (iii) the conversion in full of the Old Debentures, any accrued interest thereon and the full exercise of the Old Warrants (either being the “Lock-Up Period”). However, the holders of the Preferred Stock may convert their shares of Preferred Stock during the Lock-Up Period upon and after the occurrence of Dutchess acquiring a percentage threshold of the shares of the Company’s Common Stock, whether through partial conversion of the shares underlying the Old Debentures or exercise of the shares underlying the Old Warrants, on a pro rata basis with subsequent conversions of Common Stock that have been issued to Dutchess as a result of conversions of the Old Debentures and exercise of the Old Warrants.

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

On April 14, 2008, immediately prior to the consummation of the SEA described above, the Series A Preferred Stock acquired by Title America in the Preferred Stock Purchase was cancelled, after which cancellation no shares of Series A Preferred Stock were outstanding

Preferred Stock – Series B

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

Rights upon Liquidation. With respect to the distribution of assets upon a liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock, on a pro rata basis, shall (prior to any distribution to the holders of the common stock, $0.001 par value per share, or the holders of any other preferred stock of the Corporation junior to the Series B Preferred Stock on liquidation) be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders an amount per share equal to $1,000, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred Stock, plus any unpaid Accruing Dividends, whether or not declared, together with any other dividends declared but unpaid thereon.

Conversion Rights. Each share of such Series B Preferred Stock shall be convertible, at the sole option of the holder thereof, into 143 shares of Common Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Common Stock).

Since the Preferred Stock is intended to provide anti-dilution protection to the owners of the Preferred Stock, it is not considered to be a derivative as defined in FASB Opinion 133, and accordingly has not been considered in calculating the diluted weighted average of the shares outstanding.

 Common Stock

Voting, Dividend and Other Rights. Each outstanding share of Common Stock will entitle the holder to one vote on all matters presented to the stockholders for a vote. Holders of shares of Common Stock will have no preemptive, subscription or conversion rights. The Board will determine if and when distributions may be paid out of legally available funds to the holders. Enigma has not declared any cash dividends during the past two fiscal years with respect to the Common Stock. A declaration of any cash dividends in the future will depend on a determination by the Board as to whether, in light of earnings, financial position, cash requirements and other relevant factors existing at the time, it appears advisable to do so. In addition, the Company has not declared or paid any dividends and has no plans to pay any dividends to the stockholders.

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

Warrants

A summary of warrant activity for the periods is as follows:

	Warrants - Common Share Equivalents	Weighted Average Exercise Price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise Price
Outstanding December 31, 2005	0		0
Granted	2,142,858		2,142,858
Exercised
Outstanding December 31, 2006	2,142,858	$.49	2,142,858	$.49
Granted	3,571,429	$.07	3,571,429	$.07
Exercised
Outstanding December 31, 2007	5,714,287	$.49	5,714,287	$.49
Granted
Exercised
Outstanding September 30, 2008	5,714,287	$.2275	5,714,287	$.2275

Note: The weighted average exercise price has been adjusted retroactively due to price decreases in the warrant strike prices.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Warrants - Common Share Equivalents	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Warrants - Common Share Equivalents	Weighted Average Exercise Price
$.07	3,571,429	$.04375	3.8	3,571,429	$.04375
$.49	2,142,858	$.18375	2.75	2,142,858	$.18375
Total	5,714,287	$.22750		5,714,287	$.22750

NOTE M - STOCK OPTION PLAN

During the year ended December 31, 2005, the Company granted options, under the 2005 Stock Option and Grant Plan (the “Stock Option Plan”), to 18 employees, a non-employee director and several consultants to purchase an aggregate of 179,657 shares of the Company’s Common Stock at exercise prices ranging from $7.70-$8.82. The options were scheduled to vest over periods of up to three years, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest. Subsequent to the granting of the options, 11 employees were terminated by the Company in 2005 and their options were terminated. As a result, option grants for 45,712 shares were cancelled and returned to the Stock Option Plan, and the total number of options outstanding at December 31, 2005 was 133,945.

During April of 2006, the Company granted options under the Stock Option Plan to seven employees, a non-employee director and several consultants to purchase an additional aggregate of 205,429 shares of the Company’s Common Stock at exercise prices ranging from $0.455-$0.5005. These options generally vested ratably over a period of 12 months from the date of grant, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must have been satisfied in order for the option awards to fully vest. Thus, all such options are now fully vested. Accordingly, the Company recognizes compensation costs associated with stock options over each employee’s respective service period, which in all cases is the vesting period for such stock option grants.

In November 2006, three employees of the Company, namely, Alvin Estevez, Colorado Stark and Richard Scarlata, returned a portion of their 2005 options, which totaled 55,945 shares, to the Company and the Company cancelled them, adding them back to the pool for new option grants. Also in November of 2006, the Company granted an employee of UAB Enigma options to purchase 142,858 shares of the Company’s Common Stock at an exercise price of $0.21. These options were to vest over a period of three years from the date of grant, which was the requisite service period for such award. No other conditions, such as market or performance conditions, were to be satisfied in order for the option award to fully vest. However, this individual’s employment was terminated in the second quarter of 2007, and as part of the termination agreement, 17,858 options were deemed vested at the date of termination of employment (at the $0.21 option exercise price) and the other 125,000 shares were returned to the pool.

On March 13, 2007, the majority shareholders of the Company voted to adopt amendments to the Company’s Stock Option Plan to (a) increase the number of shares of Common Stock reserved and available for issuance under the Stock Option Plan from 428,572 shares of Common Stock to 1,285,715 shares of Common Stock, (b) automatically grant stock options to new members of the Board, who are not employees of the Company, to purchase 10,715 shares of Common Stock, (c) automatically grant annual stock options to every Board member, who is not an employee of the Company, to purchase 3,572 shares of Common Stock, and (d) grant one time stock options to every Board member, who is not an employee of the Company, if such individual was a member of the Board prior to the date of the amendment of the Stock Option Plan, to purchase 14,286 shares of the Common Stock. The amended Stock Option Plan became effective on May 8, 2007 in accordance with a Schedule 14C Information Statement, which was filed with the SEC on April 12, 2007 and mailed to all registered shareholders shortly thereafter. As a result of that amendment, an annual option for 3,572 shares was granted to the Company’s sole independent director, Mr. McGuinn, at an exercise price of $1.75 per share. Such option vested immediately. Also, as a result of that amendment, a one time option for 14,286 shares was granted to Mr. McGuinn as of May 31, 2007, at an exercise price of $2.45. Such option vested immediately as well.

On August 16, 2007, as approved by the Board of Directors of the Company, the Company granted options under the Stock Option Plan to six employees of the Company, several consultants, and 19 employees of the Company’s wholly-owned foreign subsidiary, UAB Enigma, to purchase an additional aggregate of 910,000 shares of the Company’s Common Stock at an exercise price of $1.05. Subsequently, with the termination of several employees, 4,858 options were cancelled and returned to the pool. A portion of the options issued vested immediately upon issuance and the remainder vested ratably over the months through March 31, 2008, which is the requisite service period for such awards. No other conditions, such as market or performance conditions, must be satisfied in order for the option awards to fully vest.

In connection with the Asset Purchase Agreement described above, Messrs. Estevez and Stark, and certain other employees cancelled an aggregate amount of options, representing the right to purchase an aggregate of 1,171,954 shares of the Company’s common stock.

The following table presents the status of options outstanding under the Stock Option Plan as of September 30, 2008:

Year of Grant	# granted	# cancelled	# exercised	# outstanding	# vested	# unvested

2005	179,657	(173,468)	0	6,189	(6,189)	0
2006	348,286	(320,000)	0	28,286	(28,286)	0
2007	927,858	(910,000)	0	17,858	(17,858)	0
Total	1,455,801	(1,403,468)	0	52,333	(52,333)	0

The fair value of each stock option granted is charged to earnings as such option vests. The fair value of each stock option granted was estimated as of the date of issuance using the Black-Scholes-Merton option-pricing model.

NOTE N - PROVISION FOR INCOME TAXES

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

NOTE O - LEGAL PROCEEDINGS

From time to time the Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE P - RELATED PARTY TRANSACTIONS

Related Party Loans:

In conjunction with the SPA described above, Title America, the sole holder of the Series B Preferred Stock, loaned money periodically to the Company during the period ending September 30, 2008. The total amount owed to Title America as of September 30, 2008 is $158,391.

The Company at December 31, 2007 had advances to the President of Tool City totaling $8,803. The advances were non-interest bearing and had no specific repayment dates. In February 2008, $8,803 was repaid.

Leases of Office Premises and Parking Lots:

The Company leases the office facility and parking lots needed to carry out the operations of the business from a Trust controlled by the President of Tool City and his wife at above market prices through December 31, 2007 and at market after that date. For the periods ending September 30, 2008 and December 31, 2007 the total amounts paid were $216,000 and $688,945.

Purchase of Tracking Devices:

Each U-Drive loan is secured by a vehicle which has a GPS tracking device attached to it. Through the period ending December 31, 2007, the devices were purchased by a Trust controlled by the President of Tool City and his wife, sold to the Company at above market prices and included in fixed assets. For the period ending December 31, 2007 the amount capitalized was $74,238.

NOTE Q - COMMITMENTS AND CONTINGENCIES

Office Lease:

The Company leases its office facilities and parking lots from a Trust controlled by the President of Tool City and his wife. The Company entered into a lease in January 2002.

In December 2007 the Company renegotiated its lease for one year, expiring on December 31, 2008, with renewal options, and the future minimum lease payments for 2008 are $288,000.

NOTE R - SUBSEQUENT EVENTS

On October 21, 2008, the Public Company Accounting Oversight Board (the “PCAOB”) issued Release No. 105-2008-02 (the “Release”), pursuant to which the PCAOB revoked the registration of our independent auditors, Jaspers + Hall, PC (“J+H”). The Release does not call into question J+H’s audits of our financial statements. Although we have been in discussions with a new independent audit firm, we were unable to retain them in time for this filing. As a result, the unaudited financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 have not been reviewed by an independent audit firm and management cannot give any assurance whether or not such financial statements will be restated upon review of a newly appointed independent audit firm. We will endeavor to retain a new independent audit firm as soon as possible.

Item 2. Management's Discussion and Analysis or Plan of Operation

This Management's Discussion and Analysis or Plan of Operation (“MD&A”) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “proposed,” or “continue” or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below. These factors may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

General

On April 14, 2008, we entered into a Share Exchange Agreement (the “SEA”) with Title America Corp., a Nevada corporation (“Title America”) and sole shareholder of Tool City, Inc., a California corporation. Pursuant to the SEA, we acquired all of the stock of Tool City and Tool City became our wholly-owned subsidiary.

Through our wholly owned subsidiary, we offer two types of loan programs.  The first is a Pawn Loan which requires a Pawn license, and requires that the customer leave their vehicle, motorcycle, boat etc. with us, together with a key and the title to the vehicle and we maintain custody of the item until the loan is repaid. By law, a Pawn can last no longer than four months however if the customer makes a sufficient interest/principal payment within that four month period, they can re-pawn it for an additional four months. The interest rate typically charged for these loans is 10% per month; however, no payments are required until the end of the four month term. All motorcycles and higher end vehicles are stored on our 24 hour guard gated main lot or in the onsite warehouse located in Long Beach, California. Lower end vehicles, as well as large trucks etc.are kept at an offsite lot.

The second loan program is for vehicles or boats that have an auction value of at least $5,000.  If they meet that criterion, the customer can maintain possession (a “U-Drive Loan”) of the item during the term of the loan (which can range from two, three or five years) and we install a tracking device so that we can locate the vehicle should the customer fail to make payments.  The customer leaves a key with us together with their title and we are recorded as a lien holder on the title.  The customer must maintain full coverage insurance, designate us as the loss payee under the insurance policy and make payments on the U-Drive Loan every two weeks.  Should the customer fall behind on their payments, or should the insurance lapse, we use our satellite tracking system to locate the vehicle and repossess it using our key.  For loans below $5,000 we charge a $75 processing fee which is added to the principal of the loan as well as interest at a rate between 6% to 8% per month.  For loans of $5,000 or more, we add a 10% processing fee to the principal balance as well as the 6% to 8% per month interest rate.  Although the loans have a two, three or five year amortization schedule, the average life of these loans is around eight months.  There are no pre-payment penalties.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

For the periods under discussion, we were a pawnshop and title-lender providing short-term loans in the sub-prime market through a single office in Long Beach, California. We meet the short-term cash needs of the cash and credit constrained consumer by offering convenient, non-recourse loans collateralized primarily by automobile titles.

Revenues

For the three months ended September 30, 2008 revenues were $1,531,546, a $144,775 increase from $1,389,771 for the three months ended September 30, 2007. This increase of approximately 10% for the current three months reflects an increase in the number of new loans which we believe are due to our increased marketing efforts.

Expenses

For the three months ended September 30, 2008 our operating expenses were $717,026, a $191,175 increase from $525,851 for the three months ended September 30, 2007. This increase principally reflects increased compensation for new officers and additional staff, marketing expenses, as well as increased legal fees and expenses associated with certain corporate transactions and being public.

Other Income/Expense

For the three months ended September 30, 2008 our interest income was $1,686, a $1,344 decrease from $3,030 for the three months ended September 30, 2007. The decrease was primarily attributable to a decrease in interest rates in general and transfers from Certificates of Deposit into savings accounts.

For the three months ended September 30, 2008 our interest expense was $12,919, an increase of $12,980 for the three months ended September 30, 2007. The increase was primarily attributable to our financials reflecting a higher level of debt as a result of the share exchange with Title America Corp. (see Note A to our Financial Statements).

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Revenues

For the nine months ended September 30, 2008 revenues were $4,166,241, a $507,423 increase from $3,658,818 for the nine months ended September 30, 2007. The increase was primarily attributable to an increase in the number of loans outstanding.

Expenses

For the nine months ended September 30, 2008 our operating expenses were $2,282,872, a $742,807 increase from $1,540,065 for the nine months ended September 30, 2007. This increase principally reflects increased compensation for new officers and additional staff, marketing expenses, as well as increased legal fees and expenses associated with certain corporate transactions and being public.

Other Income/Expense

For the nine months ended September 30, 2008 our interest expense was $24,809, an increase of $26,642 from $1,833 for the nine months ended September 30, 2007. The increase was primarily attributable to our financials reflecting a higher level of debt as a result of the share exchange with Title America Corp. (see Note A to our Financial Statements).

Liquidity and Capital Resources for the Nine Months Ended September 30, 2008 and 2007

At September 30, 2008 and 2007, we had cash and cash equivalents of $689,118 and $429,378, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $518,305, which compares favorably to net cash provided in operating activities for the nine months ended September 30, 2007 of $232,538. This positive swing in net cash provided by operating activities of approximately $285,000 reflects the increase in the loan revenues for the period, net of increases in operating expenses, namely legal, salaries, marketing and selling expenses and increases in general & administrative expenses as well as net changes in working capital.

As previously reported on a Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2008, on March 26, 2008, as a result of the events of default under the old debenture agreement (the “Old Debenture”) and a new debenture agreement (the “New Debenture,” and together with the Old Debenture the “Debentures”),  Dutchess Private Equities Fund, Ltd. as successor in interest to Dutchess Private Equities Fund, LP & Dutchess Private Equities Fund, II, LP (“Dutchess”) issued us a notice of an event of default (the “Default Notice”), due to our failure to make regular monthly interest payments and payments of principal under the terms of the Old Debenture and failure to make required interest payments under the New Debenture (the “Default”).  The Old Debenture and New Debenture are more fully described at Notes B and L of the Notes to our Condensed Consolidated Financial Statements.

Pursuant to the Old Debenture, we were obligated to pay Dutchess interest at the rate of 12% per annum, on a monthly basis, and amortizing monthly cash payments in the amount of $104,166.67, and under the New Debenture we are obligated to pay Dutchess interest at the rate of 12% per annum, compounded daily, on a monthly basis. On May 22, 2008 Dutchess converted the remainder of the principal and accrued interest under the New Debenture for 9,000,966 shares of common stock. As of September 30, 2008, the Company owed Dutchess an aggregate amount of $409,176 under the Old Debenture.

As a result of our termination of payments to Dutchess, there was no cash used in financing activities during the current year period. During the nine months ended September 30, 2007, approximately $463,000 was paid to Dutchess, including principal and interest payments. (See Notes B and L of Notes to Condensed Consolidated Financial Statements ).

Critical Accounting Policies and the Use of Estimates

Revenue Recognition

We recognize revenue generally from the interest and fees generated from outstanding loans, sales of repossessed cars and resale of pawned items in accordance with generally accepted accounting principles in the United States of America.

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

A material weakness in the Company’s disclosure controls and procedures existed as of September 30, 2008, due to the Company’s limited number of employees. With regard to such personnel, there was a weakness as a result of the limited segregation of duties amongst our employees.

During the fiscal quarter ended September 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was performed by our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

B. Changes in Internal Control over Financial Reporting:

There were no changes during our last fiscal quarter that materially affected or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On October 21, 2008, the Public Company Accounting Oversight Board (the “PCAOB”) issued Release No. 105-2008-02 (the “Release”), pursuant to which the PCAOB revoked the registration of our independent auditors, Jaspers + Hall, PC (“J+H”). The Release does not call into question J+H’s audits of our financial statements. Although we have been in discussions with a new independent audit firm, we were unable to retain them in time for this filing. As a result, the unaudited financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 have not been reviewed by an independent audit firm and management cannot give any assurance whether or not such financial statements will be restated upon review of a newly appointed independent audit firm. We will endeavor to retain a new independent audit firm as soon as possible.

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

CITY LOAN, INC.

Date: November 13, 2008	By: /s/ William R. Atkinson
William R. Atkinson, President and Chief Executive Officer

Date: November 13, 2008	By: /s/ David Burke
David Burke Chief Financial Officer